Form 10-Q
period 2025-09-30
Solstice Advanced Materials Inc.
filed 2025-11-13
CIK 2064953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to __
Commission file number 001-42812
Solstice Advanced Materials Inc.
(Exact name of registrant as specified in its charter)

Delaware		33-2919563
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)
115 Tabor Rd
Morris Plains, NJ		07950-2546
(Address of principal executive offices)		(Zip Code)
(973) 370-8188
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SOLS	The Nasdaq Stock Market LLC

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 158,727,456 of common shares outstanding at November 7, 2025.

Cautionary Statement About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including, but not limited to:
•our lack of operating history as an independent, publicly traded company and unreliability of historical combined financial information as an indicator of our future results;
•our ability to successfully develop new technologies and introduce new products;
•changes in the price and availability of raw materials that we use to produce our products;
•our ability to comply with complex government regulations and the impact of changes in such regulations;
•global climate change and related regulations and changes in customer demand;
•the public and political perceptions of nuclear energy and radioactive materials;
•economic, political, regulatory, foreign exchange and other risks of international operations;
•the impact of tariffs or other restrictions on foreign imports;
•our ability to borrow funds and access capital markets and any limitations in the terms of our indebtedness;
•our ability to compete successfully in the markets in which we operate;
•the effect on our revenue and cash flow from seasonal fluctuations and cyclical market conditions;
•concentrations of our credit, counterparty and market risk;
•our ability to successfully execute or effectively integrate acquisitions;
•our joint ventures and strategic co-development partnerships;
•our ability to recruit and retain qualified personnel;
•potential material environmental liabilities;
•the hazardous nature of chemical manufacturing;
•decommissioning and remediation expenses and regulatory requirements;
•potential material litigation matters, including disputes related to the Spin-off (as defined herein);
•the impact of potential cybersecurity attacks, data privacy breaches and other operational disruptions;

•increasing stakeholder interest in public company performance, disclosure, and goal-setting with respect to environmental, social and governance matters;
•failure to maintain, protect and enforce our intellectual property or to be successful in litigation related to our intellectual property or the intellectual property of others, or competitors developing similar or superior intellectual property or technology;
•unforeseen U.S. federal income tax and foreign tax liabilities and our ability to achieve anticipated tax treatments in connection with the Spin-off;
•U.S. federal income tax reform;
•our ability to operate as an independent, publicly traded company without certain benefits available to us as a part of Honeywell, including managing the increased costs following the Spin-off (as defined herein);
•our ability to achieve some or all of the benefits that we expect to achieve from the Spin-off;
•our inability to maintain intellectual property agreements;
•potential timing, declaration, amount and payment of any dividend program;
•potential cash contributions to benefit pension plans; and
•our ability to maintain proper and effective internal controls.
These and other factors are more fully discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in this report and included in our final Information Statement, dated as of October 17, 2025 (the “Information Statement”), attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 17, 2025, as may be updated from time to time in our other SEC filings. These risks could cause actual results to differ materially from those implied by forward-looking statements in this report. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SOLSTICE ADVANCED MATERIALS INC.
CONDENSED COMBINED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in millions, except per share amount)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales[1]	$905	$843	$2,687	$2,621
Service sales[2]	64	64	212	236
Net sales	969	907	2,899	2,857
Costs, expenses and other
Cost of products sold[3]	613	528	1,745	1,674
Cost of services sold	46	47	162	182
Total cost of products and services sold	659	575	1,907	1,856
Research and development expenses	26	21	70	62
Selling, general and administrative expenses	113	107	309	303
Transaction-related costs	32	3	90	6
Other expense (income)	(36)	1	(43)	(2)
Interest and other financial charges	2	3	5	11
Total costs, expenses and other	796	710	2,338	2,236
Income before taxes	173	197	561	621
Income tax expense	182	49	330	150
Net (loss) income	(9)	148	231	471
Less: Net income (loss) attributable to noncontrolling interest	26	(4)	35	10
Net (loss) income attributable to Solstice Advanced Materials	$(35)	$152	$196	$461
__________________
1.Product sales include related party product sales of $22 million and $31 million for the three months and $60 million and $65 million, for the nine months ended September 30, 2025 and 2024, respectively.
2.Service sales include related party service sales of $0 million for the three months and $0 million and $29 million, for the nine months ended September 30, 2025 and 2024, respectively.
3.Cost of products sold include related party cost of products sold of $6 million and $2 million for the three months and $14 million and $13 million, for the nine months ended September 30, 2025 and 2024, respectively.
The Notes to the Condensed Combined Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(Dollars in millions)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(9)	$148	$231	$471
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(5)	50	83	12
Pension and other postretirement benefit adjustments	(1)	(1)	(3)	(2)
Cash flow hedges recognized in other comprehensive income	6	(2)	(31)	2
Less: Reclassification adjustment for gains (losses) included in net income	10	(6)	10	(10)
Changes in fair value of cash flow hedges	16	(8)	(21)	(8)
Total other comprehensive (loss) income, net of tax	10	41	59	2
Comprehensive (loss) income	$1	$189	$290	$473
The Notes to the Condensed Combined Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONDENSED COMBINED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	As of
	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$417	$661
Accounts receivable, less allowances of $6 and $7, respectively[1]	635	569
Inventories	732	558
Other current assets	94	73
Total current assets	1,878	1,861
Property, plant and equipment – net	1,947	1,746
Goodwill	820	806
Intangible assets – net	39	35
Deferred income taxes	2	3
Product loans receivable[2]	274	264
Investments	159	146
Other assets[3]	128	142
Total assets	$5,247	$5,004
LIABILITIES
Current liabilities:
Accounts payable[4]	$872	$778
Finance lease liability, current	13	22
Accrued liabilities[5]	341	283
Total current liabilities	1,226	1,083
Deferred income taxes	174	179
Product loans payable	311	293
Finance lease liability, non-current	108	37
Other noncurrent liabilities	247	230
Total liabilities	2,066	1,822
Commitments and contingencies

EQUITY
Net Parent investment	3,382	3,471
Accumulated other comprehensive loss	(154)	(213)
Total Net Parent investment	3,228	3,258
Noncontrolling interest	(47)	(76)
Total equity	3,181	3,182
Total liabilities and equity	$5,247	$5,004
__________________
1.Accounts receivable include related party receivables of $31 million and $40 million, as of September 30, 2025 and December 31, 2024, respectively.
2.Product loans receivable include related party loans receivables of $162 million and $156 million as of September 30, 2025 and December 31, 2024, respectively.
3.Other assets include related party long-term receivables of $0 million and $7 million as of September 30, 2025 and December 31, 2024, respectively.
4.Accounts payable include related party accounts payables of $3 million and $3 million as of September 30, 2025 and December 31, 2024, respectively.
5.Accrued liabilities include related party payables of $66 million and $60 million as of September 30, 2025 and December 31, 2024, respectively.
The Notes to the Condensed Combined Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	For The Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$231	$471
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	151	126
Amortization	15	35
Equity income of affiliated companies	(15)	(15)
Gain on sale of fixed assets	(15)	—
Stock compensation expense	19	13
Deferred income taxes	(6)	(5)
Other	1	2
Changes in assets and liabilities
Accounts receivable[1]	(46)	18
Inventories	(150)	4
Other current assets	(24)	(13)
Accounts payable[2]	82	(35)
Deferred income and customer advances	2	(43)
Accrued liabilities[3]	26	45
Other changes in assets and liabilities[4]	18	(36)
Net cash provided by operating activities	289	567
Cash flows from investing activities:
Capital expenditures	(248)	(201)
Cash paid for long-life catalysts and deferred maintenance	(1)	(1)
Proceeds from disposals of property, plant, and equipment	23	—
Other	(2)	(2)
Net cash used for investing activities	(228)	(204)
Cash flows from financing activities:
Net transfers to Parent	(310)	(297)
Finance lease payments	(18)	(28)
Net cash used for financing activities	(328)	(325)
Effect of foreign exchange rate changes on cash and cash equivalents	23	1
Net increase in cash and cash equivalents	(244)	39
Cash and cash equivalents at beginning of period	661	606
Cash and cash equivalents at end of period	$417	$645
__________________
1.Includes decrease in related party receivables of $9 million and $5 million for the nine months ended September 30, 2025 and 2024, respectively.
2.Includes increase/(decrease) in related party accounts payables of $1 million and $(5) million for the nine months ended September 30, 2025 and 2024, respectively.
3.Includes increase in related party accrued liabilities of $5 million and $5 million for the nine months ended September 30, 2025 and 2024, respectively.
4.Includes decrease/(increase) in related party long-term receivable of $7 million and $(7) million for the nine months ended September 30, 2025 and 2024, respectively.
The Notes to the Condensed Combined Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONDENSED COMBINED STATEMENTS OF EQUITY (Unaudited)
(Dollars in millions)

	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
Balance as of June 30, 2025	$3,706	$(164)	$(69)	$3,473
Net (loss) income	(35)	—	26	(9)
Foreign exchange translation adjustment	—	(5)	—	(5)
Pension and other postretirement benefit adjustments	—	(1)	—	(1)
Changes in fair value of cash flow hedges	—	16	—	16
Noncontrolling interest	—	—	(4)	(4)
Net transfers to Parent	(289)	—	—	(289)
Balance as of September 30, 2025	$3,382	$(154)	$(47)	$3,181
Balance as of June 30, 2024	$3,404	$(197)	$(73)	$3,134
Net income (loss)	152	—	(4)	148
Foreign exchange translation adjustment	—	50	—	50
Pension and other postretirement benefit adjustments	—	(1)	—	(1)
Changes in fair value of cash flow hedges	—	(8)	—	(8)
Net transfers to Parent	(106)	—	—	(106)
Balance as of September 30, 2024	$3,450	$(156)	$(77)	$3,217

	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
Balance as of December 31, 2024	$3,471	$(213)	$(76)	$3,182
Net income	196	—	35	231
Foreign exchange translation adjustment	—	83	—	83
Pension and other postretirement benefit adjustments	—	(3)	—	(3)
Changes in fair value of cash flow hedges	—	(21)	—	(21)
Noncontrolling interest	—	—	(6)	(6)
Net transfers to Parent	(285)	—	—	(285)
Balance as of September 30, 2025	$3,382	$(154)	$(47)	$3,181
Balance as of December 31, 2023	$3,269	$(158)	$(83)	$3,028
Net income	461	—	10	471
Foreign exchange translation adjustment	—	12	—	12
Pension and other postretirement benefit adjustments	—	(2)	—	(2)
Changes in fair value of cash flow hedges	—	(8)	—	(8)
Noncontrolling interest	—	—	(4)	(4)
Net transfers to Parent	(280)	—	—	(280)
Balance as of September 30, 2024	$3,450	$(156)	$(77)	$3,217
The Notes to the Condensed Combined Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, unless otherwise noted)
Note 1. Business Overview and Basis of Presentation
The accompanying Condensed Combined Financial Statements and notes present the combined results of operations, financial position and cash flows of the Solstice Advanced Materials business (“Solstice Advanced Materials”, “Solstice”, the “Business” or the “Company”) of Honeywell International Inc. (“Honeywell” or “Parent”). The Company is a global specialty chemicals and advanced materials company with positions in refrigerants, semiconductor materials, protective fibers, and healthcare packaging.
On October 8, 2024, Honeywell announced its plan to spin off its Advanced Materials business into an independent, U.S. publicly traded company through a pro rata distribution of all of the outstanding common shares of Solstice Advanced Materials to Honeywell shareholders (the “Spin-off”) that is tax-free for U.S. federal tax purposes. On October 30, 2025, the Spin-off was consummated by means of a tax-free pro-rata distribution (the “Distribution”) of all of the issued and outstanding Solstice Advanced Materials common shares to Honeywell’s shareholders of record as of October 17, 2025 (the “Record Date”), at which time each holder of Honeywell's common shares received one Solstice Advanced Materials common share for every four Honeywell common shares held as of the close of business on the Record Date, resulting in the Distribution of 158,727,456 of the Company’s common shares to Honeywell shareholders. Upon completion of the Distribution, on October 30, 2025, the Company commenced “regular way” trading as an independent public company under the ticker symbol “SOLS” on The Nasdaq Stock Market (“Nasdaq”). Following the Distribution, Honeywell does not beneficially own any Solstice Advanced Materials common shares and will no longer consolidate Solstice Advanced Materials with Honeywell’s financial results. See Note 8, “Long-Term Debt” and Note 14, “Subsequent Events,” for additional information on the Spin-off and related transactions.
For the periods prior to the Spin-off, including those presented in these Condensed Combined Financial Statements, the Business historically operated as part of Honeywell’s Energy and Sustainability Solutions reportable business segment; consequently, separate financial statements have not historically been prepared for the Business. The Condensed Combined Financial Statements have been derived from Honeywell’s historical accounting records as if the operations of the Business had been conducted independently from Honeywell and were prepared on a stand-alone basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed combined results of operations, financial position, and cash flows for each period presented.
The combined results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2024 year-end Combined Financial Statements were derived from Honeywell’s audited financial statements. These financial statements should be read in conjunction with the audited Combined Financial Statements included in our final Information Statement, dated as of October 17, 2025 (the “Information Statement”).
The Condensed Combined Financial Statements include all revenues and costs directly attributable to the Business and an allocation of expenses related to certain Honeywell corporate functions (refer to Note 3. – “Related Party Transactions”). These expenses are allocated to the Business based on a proportion of net sales. The Business and Honeywell consider these allocations to be a reasonable reflection of the utilization of services or the benefits received. However, the allocations may not be indicative of the actual expenses that would have been incurred had the Business operated as an independent, stand-alone entity, nor are they indicative of future expenses of the Business.
The Condensed Combined Financial Statements include assets and liabilities specifically attributable to the Business and certain assets and liabilities held by Honeywell that are specifically identifiable or otherwise attributable to the Business. For the periods prior to the Spin-off, including those presented in these Condensed Combined Financial

Statements, Honeywell used a centralized approach to cash management and financing of its operations. Accordingly, a substantial portion of the Business’ cash accounts were regularly cleared to the Parent at Honeywell’s discretion and Honeywell funded the Business’s operating and investing activities as needed. Transfers of cash between Honeywell and the Business are included within Net transfers to Parent on the Condensed Combined Statements of Cash Flows and the Condensed Combined Statements of Equity. Cash and cash equivalents in the Condensed Combined Financial Statements represent cash and cash equivalents held by, or amounts otherwise attributable to, the Business. Honeywell’s long-term debt and related interest expense are not attributed to the Business for any of the periods presented as the Business is not the legal obligor of such borrowings and Honeywell’s borrowings are not directly attributable to the Business. This arrangement is not reflective of the debt costs the Business would have incurred had it been a stand-alone business separate from Honeywell during the periods presented.
All intercompany transactions and balances within the Business have been eliminated. Transactions between the Business and Honeywell are deemed to have been settled immediately through Net Parent investment. The net effect of the deemed settled transactions is reflected in the Condensed Combined Statements of Cash Flows as Net transfers to Parent within financing activities and in the Condensed Combined Balance Sheets as Net Parent investment. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain items have been recast to conform to current-period presentation.
Solstice Advanced Materials historically reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ended on March 31, June 30, and September 30, respectively. It is Solstice Advanced Materials’ practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Solstice Advanced Materials’ businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company’s business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Solstice Advanced Materials will provide appropriate disclosures. Solstice Advanced Materials’ actual closing dates for the nine months ended September 30, 2025, and 2024, were September 27, 2025, and September 28, 2024, respectively.
Note 2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are set forth in Note 2. – “Summary of Significant Accounting Policies” within the Company’s audited Combined Financial Statements as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023, and 2022, which can be found in the Information Statement. The Company includes herein certain updates to those policies.
Supply Chain Financing
Amounts outstanding related to supply chain financing programs are included in Accounts payable in the Condensed Combined Balance Sheet. Accounts payable included approximately $111 million and $96 million as of September 30, 2025 and December 31, 2024, respectively, related to supply chain financing programs.
Transaction-related costs
The Company classifies certain expenses related to the Spin-off, acquisitions and divestitures as Transaction-related costs in the Condensed Combined Income Statement. The Transaction-related costs include one-time and non-recurring expenses associated with the separation and stand-up of functions required to operate as a standalone public entity. These non-recurring costs primarily relate to legal, accounting, consulting and other professional service fees, system implementation costs, business and facilities separation, development of our brand and other matters.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's Condensed Combined Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and aligns disclosure requirements with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. The ASU is effective for annual and interim reporting periods beginning after December 15, 2027, and can be applied prospectively, retrospectively, or using a modified transition method, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company's Condensed Combined Financial Statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires companies to disclose additional information about the types of expenses in commonly presented expense captions. The new standard requires tabular disclosure of specified natural expenses in certain expense captions, a qualitative description of amounts that are not separately disaggregated, and disclosure of the Company's definition and total amount of selling expenses. The ASU should be applied prospectively for annual reporting periods beginning after December 15, 2026, with retrospective application and early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company's Condensed Combined Financial Statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed annually with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impact of this guidance on the Company’s Condensed Combined Financial Statements.
Note 3. Related Party Transactions
Corporate Allocations
Prior to the Spin-off, the Company operated as a part of Honeywell’s Energy and Sustainability Solutions reporting segment. The Condensed Combined Financial Statements reflect allocations of certain expenses from Honeywell including, but not limited to, legal, accounting, information technology, human resources and other infrastructure support. The allocation method used was a pro rata basis of net sales, utilizing the Company’s proportion of total Honeywell revenue in each respective year, relative to the Honeywell expense cost pool. Allocations for management costs and corporate support services provided to the Company totaled $56 million and $171 million for the three and nine months ended September 30, 2025, respectively, and totaled $51 million and $157 million for the three and nine months ended September 30, 2024, respectively, and such amounts are included within Selling, general and administrative expenses in the Condensed Combined Statements of Operations. These corporate allocations include stock-based compensation expense allocated to the Company for corporate and shared employees of $4 million and $12 million and U.S. pension service costs of $1 million and $2 million for the three and nine months ended September 30, 2025, respectively, and $3 million and $9 million and U.S. pension service costs of $1 million and $2 million for the three and nine months ended September 30, 2024, respectively.

Related Party Sales and Purchases
Product sales to affiliates
Product and service sales in the Condensed Combined Statements of Operations include sales to Honeywell or its affiliates of $22 million and $60 million for the three and nine months ended September 30, 2025, respectively, and $31 million and $94 million for the three and nine months ended September 30, 2024, respectively.
These product sales are reflected on the Condensed Combined Balance Sheets. Accounts receivable – net includes $31 million and $40 million of these transactions as of September 30, 2025 and December 31, 2024, respectively.
Purchases from affiliates
Purchases made by the Company from Honeywell or its affiliates were $6 million and $14 million for the three and nine months ended September 30, 2025, respectively, and $2 million and $13 million for the three and nine months ended September 30, 2024, respectively.
Accounts payable includes $3 million and $3 million as of September 30, 2025 and December 31, 2024, respectively, related to such transactions.
In addition to normal recurring purchases, ConverDyn, the Company’s joint venture with General Atomics, holds accrued liabilities of $66 million and $60 million as of September 30, 2025 and December 31, 2024, respectively. These liabilities are due to an affiliate of General Atomics relating to payments owed by ConverDyn for the standby costs of maintaining a uranium conversion facility owned by such affiliate of General Atomics. These payments cannot be paid by ConverDyn until ConverDyn fully pays to the Company the costs of operating the Alternative Energy Services Facility (“AES Facility”). Until repaid, these obligations to the affiliate General Atomics accrue interest at the U.S. prime rate plus two percent.
Product loans
During 2024, ConverDyn entered into an arrangement to borrow certain products from a customer of ConverDyn and loan such products to an affiliate of General Atomics until December 31, 2026, in exchange for a fixed fee billed annually. Service net sales within the Condensed Combined Statements of Operations includes $0 million for the three and nine months ended September 30, 2025, respectively and $0 million and $29 million for the three and nine months ended September 30, 2024, respectively, related to this arrangement. As of September 30, 2025 and December 31, 2024, the Condensed Combined Balance Sheets includes unbilled Accounts receivable of approximately $7 million and $18 million, and Product loans receivable of approximately $162 million and $156 million, related to the loan fees receivable and the uranium ore Product loans receivable, respectively. Related to this matter, as of September 30, 2025, the Combined Balance Sheet included short-term and long-term payables and obligations in respect of loan fees payable and loans payable from ConverDyn to such customer of approximately $1 million and approximately $162 million, respectively, resulting in a net position of approximately $6 million loan fees receivable and approximately $0 million loans payable/receivable for ConverDyn related to these arrangements.
Cash Management and Net Parent Investment
For the periods prior to the Spin-off, including those presented in these Condensed Combined Financial Statements, Honeywell used a centralized approach for the purpose of cash management and financing of its operations. The Company’s excess cash was transferred to Honeywell daily, and Honeywell funded the Company’s operating and investing activities as needed. The Company operates a centralized non-interest-bearing cash pool in the U.S. and regional interest-bearing cash pools outside of the U.S. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Combined Statements of Cash Flows as a financing activity and in the Condensed Combined Balance Sheets as Net Parent investment.
Parent Company Credit Support
Honeywell provided the Company with Parent credit support in certain jurisdictions. To support the Company in selling products and services globally, Honeywell often entered into contracts on behalf of the Company or issued

Parent guarantees. Honeywell provided similar credit support for some non-customer related activities of the Company, including Parent guarantees for the decommissioning of nuclear facilities required by the Nuclear Regulatory Commission as well as environmental remediation of certain sites (refer to Note 12. - “Commitments and Contingencies” for further details). There are no instances under the Company’s existing customer contracts requiring payments or performance under Parent company guarantees. As such, the Company recorded no amounts related to Parent company guarantees in the Condensed Combined Financial Statements as of or for the three and nine months ended September 30, 2025 and 2024, respectively.
Note 4. Revenue Recognition and Contracts with Customers
The Company has a comprehensive offering of products and services sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Refrigerants & Applied Solutions
Refrigerants	$400	$328	$1,144	$995
Building Solutions and Intermediates	175	181	538	548
Alternative Energy Services	63	64	245	366
Healthcare Packaging	49	57	152	166
Net Refrigerants & Applied Solutions	687	630	2,079	2,075
Electronic & Specialty Materials
Research and Performance Chemicals	126	128	379	357
Electronic Materials	103	99	297	287
Safety and Defense Solutions	53	50	144	138
Net Electronic & Specialty Materials	282	277	820	782
Net sales	$969	$907	$2,899	$2,857
Contract Balances
The Company tracks progress on satisfying performance obligations under contracts with customers and records the related billings and cash collections on the Condensed Combined Balance Sheets in Accounts receivable – net. Unbilled receivables (contract assets) arise when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Deferred revenue (contract liabilities) arise when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements. Contract liabilities are derecognized when revenue is recorded.
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company’s contract assets and liabilities balances:

	2025	2024
Contract assets - January 1	$51	$26
Contract assets – September 30	38	55
Change in contract assets - (decrease) increase	(13)	29
Contract liabilities - January 1	(39)	(59)
Contract liabilities – September 30	(41)	(15)
Change in contract liabilities - decrease (increase)	(2)	43
Net change	$(15)	$72

When contracts are modified to account for changes in contract specifications and requirements, the Company considers whether the modification either creates new or changes the existing enforceable rights and obligations.
When the modifications include additional performance obligations that are distinct and at stand-alone selling price, they are accounted for as a new contract and performance obligations, which are recognized prospectively. The effect of a contract modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $0 million and $39 million, respectively, that was previously included in the beginning balance of contract liabilities.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account. The Company allocates a contract’s transaction price to each distinct performance obligation and recognizes revenue when, or as, the performance obligation is satisfied. When contracts with customers require highly complex integration or manufacturing services not separately identifiable from other promises in the contracts and, therefore, not distinct, then the entire contract is accounted for as a single performance obligation. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the estimated relative stand-alone selling price of each distinct good or service in the contract. For product sales, each product sold to a customer typically represents a distinct performance obligation. In such cases, the observable stand-alone sales are used to determine the stand-alone selling price.
Performance obligations satisfied as of a point in time are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. Substantially all of the Company’s revenue relates to transfer of control of products at a point in time.
As of September 30, 2025, the Company’s remaining performance obligations (“RPO”), which is the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied was approximately $2,866 million. RPO as of September 30, 2025 will be satisfied over the course of future periods. The Company’s disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. The timing of satisfaction of the Company’s performance obligations does not significantly vary from the typical timing of payment. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 36% and 64%, respectively.
Note 5. Income Taxes
The effective tax rate in 2025 was higher than the U.S. federal statutory rate of 21% and increased during 2025 compared to 2024 as a result of discrete tax adjustments related to restructuring in advance of the Spin-off from Honeywell.
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives, and accelerating the phase-out of or repealing others.
Note 6. Inventories
The following table presents the balances of inventories by type:

	September 30, 2025	December 31, 2024
Raw materials	$78	$67
Work in process	220	193
Finished products	434	298
Total Inventories	$732	$558

Note 7. Goodwill and Other Intangible Assets – Net
The below table summarizes the change in goodwill, for the nine months ended September 30, 2025, by segment:

	December 31, 2024	Currency Translation Adjustment	September 30, 2025
Refrigerants & Applied Solutions	$613	$11	$624
Electronic & Specialty Materials	193	3	196
Total Goodwill	$806	$14	$820
Other intangible assets are comprised of the following:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles
Customer relationships	$35	$(29)	$6	$34	$(27)	$7
Patents and technologies	12	(7)	5	9	(6)	3
Total definite-life intangibles – net	47	(36)	11	43	(33)	10
Indefinite-life intangibles
Trademarks	28	—	28	25	—	25
Total Other intangible assets – net	$75	$(36)	$39	$68	$(33)	$35

As of September 30, 2025, the Company’s intangible assets had remaining useful lives ranging from one to five years, and are being amortized on a straight-line basis.
Note 8. Long-Term Debt
For the periods prior to the Spin-off, including those presented in these Condensed Combined Financial Statements, Honeywell used a centralized approach for the purpose of cash management and financing of its operations. The Company’s excess cash was transferred to Honeywell daily, and Honeywell funded the Company’s operating and investing activities as needed.
Subsequent to the Company’s actual closing date of September 27, 2025 (see Note 1. - “Business Overview and Basis of Presentation”), and in preparation for the Company’s Spin-off from Honeywell, the Company entered into certain debt financing agreements as described below.
Senior Notes
On September 30, 2025, the Company issued $1.0 billion of 5.625% Senior Notes (the “Notes”) due September 30, 2033. The Notes were sold in private placements to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. The proceeds of the Notes were held in escrow pending completion of the Spin-off, and such proceeds were released from escrow on October 29, 2025 in connection with the Spin-off.
The Notes are senior unsecured obligations of Solstice, guaranteed on a senior unsecured basis by certain of its domestic subsidiaries and, from and after the escrow release date, will be guaranteed on a senior unsecured basis by each of Solstice’s existing and future domestic subsidiaries that guarantee the Company’s Senior Credit Facilities (described below). The Notes are subject to customary affirmative and negative covenants that limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments; make investments; consummate certain asset sales; engage in certain transactions with affiliates; grant or assume certain liens; and consolidate, merge or transfer all or substantially all of the Company’s assets.
Senior Credit Facilities
On October 29, 2025, the Company entered into a credit agreement (the “Credit Agreement”), which provides for (i) a seven-year senior secured first-lien term B loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”) and (ii) a five-year senior secured first-lien revolving credit facility with aggregate commitments of $1.0 billion (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”).
The Company also entered into uncommitted bilateral letter of credit agreements, which provide for uncommitted bilateral letter of credit facilities in an aggregate uncommitted amount of $750 million (the “Sidecar LC Facilities”, and together with the Credit Facilities, the “Senior Credit Facilities”).
All obligations under the Senior Credit Facilities are unconditionally guaranteed, jointly and severally, by: (a) the Company and (b) all direct and indirect wholly owned subsidiaries of the Company that are organized under the laws of the United States, any state thereof or the District of Columbia, subject to certain exceptions and limitations (collectively, the “Guarantors”). Subject to certain limitations, the Senior Credit Facilities are secured on a first priority basis by: (x) a perfected security interest in the equity interests of each direct subsidiary of the Company and each Guarantor under the Senior Credit Facilities (subject to certain customary exceptions) and (y) perfected security interests in, and mortgages on, substantially all tangible and intangible personal property and material real property of the Company and each of the Guarantors under the Senior Credit Facilities, subject, in each case, to certain exceptions.
The Credit Facilities are subject to an interest rate, at the Company’s option, of either (a) base rate determined by reference to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (3) the one month adjusted SOFR rate, plus 1.00% per annum (“ABR”) or (b) an adjusted SOFR rate (“SOFR”) (which shall not be less than zero).
The applicable margin for the Term Loan Facility is 1.75% per annum (for SOFR loans) and 0.75% per annum (for ABR loans). The applicable margin for the Revolving Credit Facility varies from 1.50% per annum to 2.00% per annum (for SOFR loans) and 0.50% to 1.00% per annum (for ABR loans) based on the Company’s Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement). Accordingly, the interest rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, SOFR or future changes in the Company’s Consolidated First Lien Leverage Ratio. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for ABR loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.
In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by the Company’s Consolidated First Lien Leverage Ratio and ranges from 0.25% to 0.35% per annum.
The Company may voluntarily prepay borrowings under the Credit Agreement without premium or penalty, subject to a 1.00% prepayment premium in connection with certain repricing transactions with respect to the Term Loan

Facility in the first six months after the effective date of the Credit Agreement and customary “breakage” costs with respect to SOFR loans. The Company may also reduce the commitments under the Revolving Credit Facility, in whole or in part, in each case, subject to certain minimum amounts and increments.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/repurchases, in respect of the Company and its subsidiaries’ equity interests, to engage in transactions with affiliates or amend certain material documents. In addition, the Credit Agreement also contains financial covenants for the benefit of the lenders under the Revolving Credit Facility requiring the maintenance of a Consolidated First Lien Leverage Ratio of not greater than 3.50 to 1.00 (with a temporary step-up following a material acquisition to 4.00 to 1.00), and a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 2.75 to 1.00.
The Sidecar LC Facilities provide for maintenance fees which accrue per annum on the aggregate amount of any letter of credit outstanding thereunder, payable quarterly, and fees which range from 0.60% to 0.95%, depending on the issuer and the type of letter of credit. In addition to the maintenance fee, Sidecar LC Facilities also provide for each issuer’s standard fees with respect to the issuance, amendment, renewal or extension of any letter of credit.
Note 9. Fair Value Measurements
The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy:
•Level 1 - Inputs are based on quoted prices in active markets for identical assets and liabilities.
•Level 2 - Inputs are based on observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.
•Level 3 - One or more inputs are unobservable and significant.
Financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

	Fair Value	September 30, 2025		December 31, 2024
	Level	Assets	Liabilities	Assets	Liabilities
Product loan receivable	2	$274	$—	$264	$—
Product loan payable	2	—	274	—	264
Foreign currency exchange contracts[1]	2	—	7	16	—
Fair Value		$274	$281	$280	$264
__________________
1.Designated cash flow hedges.

The Company has agreements to lend quantities of uranium ore, which are reflected as product loans receivable, and to borrow quantities of uranium ore, which are reflected as product loans payable. As both the loans receivable and loans payable may be settled in cash, they are both separately measured on a quarterly basis at fair value which is derived using underlying uranium ore published industry average prices. As such, these instruments are classified within level 2.
The Company values foreign currency exchange contracts using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2.

The Company uses foreign currency exchange contracts to hedge foreign currency exposures. The foreign currency exchange contracts can be designated as cash flow hedges or not designated in qualifying hedging relationships under qualifying hedging activities. For the contracts designated as cash flow hedges, the Company records changes in fair value of the derivatives in Accumulated other comprehensive loss and subsequently recognized in earnings when the hedged items impact earnings. For contracts not designated as hedges, the Company records the changes in fair value in the Condensed Combined Statement of Operations based on the nature of the derivative contract and the underlying item. Derivative assets are presented in Other current assets. Derivative liabilities are presented in Accrued liabilities. As of September 30, 2025 and December 31, 2024, the Company held contracts with notional amounts of $247 million and $741 million, respectively, to exchange foreign currencies.
Note 10. Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss are provided in the table below.
Changes in Accumulated Other Comprehensive Loss by Component

	Foreign Exchange Translation Adjustment	Pension Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance as of December 31, 2024	$(218)	$(5)	$10	$(213)
Other comprehensive income (loss) before reclassifications	83	(3)	(31)	49
Amounts reclassified from accumulated other comprehensive loss	—	—	10	10
Net current period other comprehensive income (loss)	83	(3)	(21)	59
Balance as of September 30, 2025	$(135)	$(8)	$(11)	$(154)
Balance as of December 31, 2023	$(156)	$(1)	$(1)	$(158)
Other comprehensive income (loss) before reclassifications	12	(2)	2	12
Amounts reclassified from accumulated other comprehensive loss	—	—	(10)	(10)
Net current period other comprehensive income (loss)	12	(2)	(8)	2
Balance as of September 30, 2024	$(144)	$(3)	$(9)	$(156)
Amounts reclassified out of Accumulated other comprehensive loss related to pension adjustments are included within Other expense (income) in the Condensed Combined Statements of Operations. Amounts reclassified out of Accumulated other comprehensive loss related to cash flow hedges are included within Net sales or Cost of products and services sold in the Condensed Combined Statements of Operations, depending on the nature of the underlying transaction being hedged.
Note 11. Investments
Equity method investments
The total balance of the Company’s equity method investments recorded within Investments in the Condensed Combined Balance Sheets as of September 30, 2025 and December 31, 2024 was $159 million and $146 million, respectively.

The Company holds equity method investments in three joint ventures, including a 49% interest in Asahi-Schwebel JV, a manufacturer of woven glass fabrics, a 49% interest in Quimobásicos, S.A. de C.v., a producer of refrigerant gases, and a 50% interest in SinoChem JV noted in the variable interest entities (“VIE”) investment section below. The Company records these balances within Investments in the Condensed Combined Balance Sheets. These investments are not considered significant for disclosure of summarized financial information on either an individual or aggregated basis.
Variable Interest Entities
SinoChem JV (unconsolidated)
The Company owns a 50% interest a JV with Sinochem Lantian New Materials Co., Ltd. for foam blowing agents. The Company’s variable interest in this JV is primarily related to third-party borrowings of the JV which are guaranteed by the Company. The investment was $101 million and $91 million as of September 30, 2025 and December 31, 2024, respectively.
ConverDyn JV (consolidated)
The Company owns a 50% interest in ConverDyn, which provides uranium hexafluoride conversion and related services to utilities operating nuclear power plants. The Company is the primary beneficiary and consolidates the JV. The following table summarizes the assets and liabilities of the ConverDyn JV included in the Company’s Condensed Combined Financial Statements (including noncontrolling interests):

	September 30, 2025	December 31, 2024
Current assets	$63	$80
Product loans receivable	274	264
Other assets	3	16
Total assets	340	360
Related Party (JV partner payable)	66	60
Current liabilities	15	50
Product loans payable	311	293
Other noncurrent liabilities	33	33
Total liabilities	$425	$436
Note 12. Commitments and Contingencies
Environmental Matters
The Company records liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory, or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology, and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of the Company’s recorded liabilities. Costs related to environmental remediation are charged to expense in the period that the associated liability is accrued. The following table summarizes information concerning the Company’s recorded liabilities for environmental costs:

	September 30, 2025	December 31, 2024
Beginning of Period	$53	$54
Accruals for environmental matters deemed probable and reasonably estimable	1	—
Environmental liability payments	(1)	(1)
End of Period[1]	$53	$53
__________________
1.As of September 30, 2025 and December 31, 2024, the amount of Accrued liabilities were $5 million and $6 million, respectively.

The Company does not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation, or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, although they could be material to the Company’s combined results of operations and operating cash flows in the periods recognized or paid. However, considering the Company’s past experience and existing reserves, the Company does not expect that environmental matters will have a material adverse effect on its combined financial position.
Asset Retirement Obligations
Asset retirement obligations result from legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Accordingly, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company depreciates the amount added to property, plant and equipment on a straight-line basis, and recognizes accretion expense in connection with the discounted liability over the remaining useful life of the asset.
The Company recognized as a liability the present value of the estimated future costs to decommission its uranium conversion facility. The estimated liability is based on the estimated useful lives of the underlying asset, third-party estimates of the cost to decommission the asset in the future, and federal and state regulatory requirements, adjusted for inflation and discounted using the Company’s credit-adjusted risk-free rate that ranges from 6.6% to 6.5%. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning and timing of related cash outflows, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. The Company recognizes changes due to revised estimates by adjusting the carrying amount of the liability and the related long-lived asset if the asset is still in service or charged to expense in the period if the asset is no longer in service.
Other Matters
AES Facility matters
Since 2018, the Company has been involved in various legal proceedings in the United States District Court for the Southern District of Illinois related to its AES Facility, including eight separate lawsuits alleging cancer caused by radiation exposures that were settled in 2024. The Company remains involved in additional legal proceedings (i) related to alleged radiation contamination of properties around the plant by the city of Metropolis, Illinois, and the county of Massac, Illinois, (ii) a class action lawsuit alleging property damage by a group of plaintiffs on behalf of all property owners within a three-mile radius of the facility, and (iii) one alleged personal injury case. The Company is currently awaiting rulings on a motion for summary judgment related to the city and county cases, with rulings expected in 2025 or 2026. For the alleged class action, the parties completed briefing on the plaintiffs’ motion for class certification and a ruling is expected in 2025 or 2026. All plaintiffs in these matters are seeking compensatory damages and, in certain cases, punitive damages, medical monitoring, declaratory and/or injunctive relief. The Department of Energy has reached an agreement with the Company pursuant to which we understand the Department of Energy intends to take appropriate action to provide sufficient assurance of the continued operational availability of the Company’s AES Facility to support the existing and future demand for uranium hexafluoride, including by extending reimbursement to the Company for certain litigation costs. In addition, the Company is also pursuing claims under Honeywell’s nuclear liability policies with American Nuclear Insurers. While we cannot predict the outcome of these matters, based on the facts currently known to us, we do not anticipate that these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.
Other matters
The Company is subject to a number of other lawsuits, investigations, and disputes (some of which involve substantial amounts claimed) arising out of the conduct of the Company's business, including matters relating to commercial transactions, intellectual property, and environmental, health, and safety matters. The Company recognizes liabilities for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments or outcomes in such matters, as well as potential ranges of probable losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.
Given the uncertainty inherent in litigation and investigations, the Company cannot predict when or how these matters will be resolved and does not believe it is possible to develop estimates of reasonably possible loss (or a range of possible loss) in excess of current accruals for commitment and contingency matters. Considering the Company's past experience and existing accruals, the Company does not expect the outcome of such matters, either individually or in the aggregate, to have a material adverse effect on the Company's combined financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments (including new discovery of facts, changes in legislation, and outcomes of similar cases through the judicial system) or changes in assumptions, which could cause the Company to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on the Company's Combined results of operations or operating cash flows in the periods recognized or paid.
Note 13. Segment Financial Data
The Company globally manages its business operations through two reportable business segments. Segment information is consistent with how the President and Chief Executive Officer of the Solstice Advanced Materials business, who is the Chief Operating Decision Maker (“CODM”), and management reviews the businesses, makes investing and resource allocation decisions, and assesses operating performance. The Company manages and reports its operating results through its two reportable segments: (i) Refrigerants & Applied Solutions and (ii) Electronic & Specialty Materials, in accordance with ASC 280, Segment Reporting. The remainder of the Business’ operations are presented in Corporate and All Other, which is not a reportable business segment.
The CODM evaluates segment performance based on segment adjusted EBITDA, by comparing budget-to-actual and period-over-period results. Each segment’s adjusted EBITDA excludes depreciation, amortization, general corporate unallocated expense, interest and other financial charges, stock compensation expense, pension and other postretirement income (expense), repositioning charges, accretion expense, transaction costs and other items within Other expense (income) which are collectively included within income before taxes.

The below table summarizes information about segment revenues, significant segment expenses and other segment items, for each historical period:

	Three Months Ended September 30,
	2025		2024
	Refrigerants & Applied Solutions	Electronic & Specialty Materials	Refrigerants & Applied Solutions	Electronic & Specialty Materials
Net sales
Products	623	282	566	277
Services	64	—	64	—
Total Net sales	687	282	630	277
Less
Cost of products and services sold	444	214	370	204
Selling, general and administrative expenses	25	21	41	20
Research & development expenses	16	9	12	9
Other segment items[1]	(2)	(2)	(3)	(2)
Add
Depreciation	36	7	34	8
Amortization	3	—	6	1
Segment Adjusted EBITDA	$243	$47	$250	$55
__________________
1.Other segment items primarily consisted of gains and losses from segment-related equity-method investments.

	Nine Months Ended September 30,
	2025		2024
	Refrigerants & Applied Solutions	Electronic & Specialty Materials	Refrigerants & Applied Solutions	Electronic & Specialty Materials
Net sales
Products	1,867	820	1,839	782
Services	212	—	236	—
Total Net sales	2,079	820	2,075	782
Less
Cost of products and services sold	1,286	623	1,266	590
Selling, general and administrative expenses	94	59	107	57
Research & development expenses	44	26	35	25
Other segment items[1]	(9)	(5)	(9)	(5)
Add
Depreciation	115	33	98	27
Amortization	12	2	32	2
Segment Adjusted EBITDA	$791	$152	$806	$144
__________________
1.Other segment items primarily consisted of gains and losses from segment-related equity-method investments.

A reconciliation of segment adjusted EBITDA to Net (loss) income attributable to Solstice Advanced Materials is as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
Refrigerants & Applied Solutions	$243	$250	$791	$806
Electronic & Specialty Materials	47	55	152	144
Segment Adjusted EBITDA	$290	$305	$943	$950
Corporate and All Other	(54)	(33)	(132)	(113)
Depreciation	(46)	(42)	(151)	(126)
Amortization	(4)	(7)	(15)	(35)
Interest and other financial charges	(2)	(3)	(5)	(11)
Other adjustments[1]	29	(16)	30	(25)
Stock compensation expense	(8)	(4)	(19)	(13)
Transaction-related costs	(32)	(3)	(90)	(6)
Income tax expense	(182)	(49)	(330)	(150)
Net (loss) income	$(9)	$148	$231	$471
Less: Net income (loss) attributable to noncontrolling interest	26	(4)	35	10
Net (loss) income attributable to Solstice Advanced Materials	$(35)	$152	$196	$461
__________________
1.Other adjustments primarily consisted of gains and losses from foreign currency, environmental reserves, asset retirement obligations, pensions expenses, and certain legal costs, net of recoveries.

	September 30, 2025	December 31, 2024
Total assets reconciliation
Refrigerants & Applied Solutions	$3,555	$3,157
Electronic & Specialty Materials	1,466	1,192
Corporate and All Other	226	655
Total assets	$5,247	$5,004

	For The Nine Months Ended September 30,
	2025	2024
Capital expenditures
Refrigerants & Applied Solutions	$150	$153
Electronic & Specialty Materials	98	43
Corporate and All Other	—	5
Total	$248	$201
Note 14. Subsequent Events
Spin-off from Honeywell and Related Transactions
On September 30, 2025 and October 29, 2025, the Company entered into certain long-term debt arrangements in connection with the Spin-off. See Note 8, “Long-Term Debt,” for additional information on these arrangements.

On October 30, 2025, the Company entered into definitive agreements with Honeywell, the parent and owner of all of the Company’s issued and outstanding common shares immediately prior to the Distribution. The definitive agreements entered into between the Company and Honeywell in connection with the Spin-off set forth the terms and conditions of the Spin-off and provide a framework for the Company’s relationship with Honeywell following the Spin-off. These agreements include the Separation and Distribution Agreement, Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement, Trademark License Agreement, Intellectual Property Cross-License Agreement and Accelerator License Agreement.
•The Separation and Distribution Agreement sets forth, among other things, the Company’s agreements with Honeywell regarding the principal actions to be taken in connection with the Spin-off. It also sets forth other agreements that govern certain aspects of the Company’s ongoing relationship with Honeywell after the completion of the Spin-off.
•The Transition Services Agreement governs certain transitional services to be provided by Honeywell to the Company. The services, including services such as information technology support, human resources support, treasury administration support, and logistics support, will be provided for a limited time, generally for no longer than 12 months, and will be provided for specified fees, which are generally based on the cost of services provided.
•The Tax Matters Agreement governs the Company’s and Honeywell’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. The Tax Matters Agreement provides special rules that allocate tax liabilities in the event the share distribution or certain related transactions fail to qualify as a transaction that is tax-free for U.S. federal income tax purposes (other than any cash that Honeywell shareowners receive in lieu of fractional shares).
•The Employee Matters Agreement addresses employment and employee compensation and benefits matters. The Employee Matters Agreement addresses the allocation and treatment of assets and liabilities relating to employees and compensation and benefit plans and programs in which the Company’s employees participated prior to the Spin-off.
•The Intellectual Property Cross-License Agreement governs the terms by which each of Solstice Advanced Materials and Honeywell, and their respective affiliates, grant and receive non-exclusive licenses to and from each other in respect of certain patents, know-how (including trade secrets) and copyrights allocated under the Separation and Distribution Agreement to use in their respective businesses and natural evolutions thereof.
•The Trademark License Agreement provides Solstice Advanced Materials with a transitional period of time, from eight weeks to two years based on usage type, to phase out the Company’s use of certain names, trademarks and brands owned by or allocated to Honeywell under the Separation and Distribution Agreement. In addition, under the Trademark License Agreement, Honeywell and its affiliates grant an exclusive, royalty-bearing, one-year license to the Company under the Honeywell trademark for use in connection with the Company’s 1234yf DIY products in the U.S. and Canada (which license the Company may elect to extend once for an additional one-year period) and 10-year license (subject to certain early termination rights) to the Company under the Honeywell trademark for use in in connection with certain refrigerant products in the Middle East region.
•The Accelerator License Agreement provides Solstice Advanced Materials with a perpetual, non-exclusive, royalty-free license to use, modify, enhance, and improve the Honeywell Accelerator operating model, which utilizes systems, processes, best practices and management philosophies spanning across the whole organization and benefiting customers and stakeholders (the “Honeywell Accelerator Operating Model”). Under the Accelerator License Agreement, Honeywell licenses to the Company the Honeywell Accelerator Operating Model for use in connection with the conduct of the Solstice Advanced Materials business.
On October 30, 2025, the Spin-off was completed by means of a pro rata distribution of all of the Company’s issued and outstanding common shares to Honeywell’s shareholders of record as of the close of business on the Record

Date, at which time each holder of Honeywell's common shares received one Solstice Advanced Materials common share for every four Honeywell common shares held as of the Record Date, resulting in the Distribution of 158,727,456 of the Company’s common shares to Honeywell shareholders.
In connection with the completion of the Spin-off, the Company used the net proceeds from issuance of the Notes and the borrowings under the Term Loan Facilities (see Note 8, “Long-Term Debt”) (i) to make a distribution to Honeywell of $1.5 billion and (ii) to pay fees, costs and expenses related to the Notes offering and the Senior Credit Facilities, and expects to use the remainder for general corporate purposes.
Upon completion of the Distribution, on October 30, 2025, the Company commenced “regular way” trading as an independent public company under the ticker symbol “SOLS” on Nasdaq. Following the Distribution, Honeywell does not beneficially own any Solstice Advanced Materials common shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Business overview
Solstice Advanced Materials Inc. (“Solstice,” “Solstice Advanced Materials,” “we,” “us,” “our,” or the “Company”) is a global, differentiated advanced materials company and a leading global provider of refrigerants, semiconductor materials, protective fibers and healthcare packaging. We operate through two segments, reported as Refrigerants & Applied Solutions (“RAS”) and Electronic & Specialty Materials (“ESM”). Our business is recognized as an industry innovator as well as a technology and quality leader, supported by some of the industry’s most well-known brands.
Our RAS segment is a leading manufacturer of low global warming potential (“LGWP”) refrigerants, blowing agents, solvents and aerosol materials. RAS serves the end markets of cooling, air conditioning and refrigeration (“HVAC/R”), automotive, energy, building and appliance insulation, and healthcare. RAS products include, among others, LGWP refrigerants, blowing agents, aerosol propellants, cleaning solvents, high-barrier pharmaceutical packaging materials and alternative energy services. Our products are distributed and sold through well-known brands like Solstice, Genetron, and Aclar. Our ESM segment is a leading provider of electronic materials, high-strength fibers and laboratory life science chemicals. ESM primarily serves the semiconductor, defense, pharmaceutical and construction end markets. ESM products include, among others, sputtering targets, lightweight high-strength fibers and high-purity life science solutions. Our products are distributed and sold through well-known brands like Spectra, Fluka, and Hydranal.
During 2025, we have served over 3,000 customers across a wide range of end markets in approximately 120 countries and territories. Our global presence included 21 manufacturing sites, four R&D sites and approximately 4,000 employees as of September 30, 2025.
Spin-off from Honeywell
On October 8, 2024, Honeywell International Inc. (“Honeywell”) announced its plan to spin-off its Advanced Materials business into an independent, U.S. publicly traded company through a pro rata distribution of all of the outstanding common shares of Solstice Advanced Materials to Honeywell shareholders (the “Spin-off”) that is tax-free for U.S. federal tax purposes. On October 30, 2025, the Spin-off was consummated by means of a tax-free pro rata distribution (the “Distribution”) of all of the issued and outstanding Solstice Advanced Materials common shares to Honeywell’s shareholders of record as of the close of business on October 17, 2025 (the “Record Date”), at which time each holder of Honeywell's common shares received one Solstice Advanced Materials common share for every four Honeywell common shares held as of the close of business on the Record Date, resulting in the Distribution of 158,727,456 of the Company’s common shares to Honeywell shareholders. Upon completion of the Distribution, on October 30, 2025, the Company commenced “regular way” trading as an independent public company under the ticker symbol “SOLS” on The Nasdaq Stock Market (“Nasdaq”). Following the Distribution, Honeywell does not own any Solstice Advanced Materials common shares and will no longer consolidate Solstice Advanced Materials with Honeywell's financial results. See Note 8. - “Long-Term Debt” and Note 14. - “Subsequent Events” of the Notes to the unaudited Condensed Combined Financial Statements for additional information on the Spin-off and related transactions.
Relationship with Honeywell
The Condensed Combined Financial Statements included herein are derived from Honeywell’s historical accounting records and presented on a standalone basis as if the Company’s operations had been conducted independently from Honeywell. The Condensed Combined Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Honeywell’s historical accounting policies, by aggregating financial information from the components of Solstice’s and Honeywell’s accounting records directly attributable to Solstice Advanced Materials.

The Condensed Combined Financial Statements include all revenues and costs directly attributable to the Solstice business and an allocation of expenses related to certain Honeywell corporate functions. These expenses were allocated to the Solstice business based on a proportion of net sales. Solstice and Honeywell consider these allocations to be a reasonable reflection of the utilization of services or the benefits received. However, the allocations may not be indicative of the actual expense that would have been incurred had Solstice operated as an independent, standalone entity, nor are they indicative of future expenses of Solstice.
Management believes that the expense and cost allocations have been determined on a basis that is a reasonable reflection of the utilization of services provided or the benefit received by the Company. The amounts that would have been, or will be incurred, on a stand-alone basis could materially differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees, or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. In addition, the future results of operations, financial position, and cash flows could differ materially from the historical results presented herein.
In connection with the Spin-off, we also entered into certain agreements with Honeywell, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Cross-License Agreement, a Trademark License Agreement and an Accelerator License Agreement, as described in Note 14. - “Subsequent Events” of the Notes to the unaudited Condensed Combined Financial Statements. Under the Transition Services Agreement, we generally expect to be able to utilize Honeywell’s services for a transitional period following the Spin-off before we replace these services over time with services supplied either internally or by third parties. The expenses for the services may vary from the historical costs directly billed and allocated to us for the same services.
We have incurred, and expect to continue to incur certain costs in connection with our establishment as a standalone public company (the “Transaction-related costs”). The Transaction-related costs include one-time and non-recurring expenses associated with the separation and stand-up of functions required to operate as a standalone public entity. These non-recurring costs primarily relate to legal, accounting, consulting and other professional service fees, system implementation costs, business and facilities separation, development of our brand and other matters. The Transaction-related costs are expected to continue through at least fiscal year 2026. Additionally, we have incurred, and expect to continue to incur increased costs as a result of becoming an independent, publicly traded company, primarily from establishing or expanding the corporate support for our businesses, including information technology (“IT”), human resources, treasury, tax, internal audit, risk management, stock-based compensation programs, accounting and financial reporting, investor relations, governance, legal, procurement and other services. See “Unaudited Pro Forma Combined Financial Information” in our final Information Statement, dated as of October 17, 2025 (the “Information Statement”) for additional details.
Macroeconomic Conditions
We continue to monitor macroeconomic and geopolitical developments amid heightened trade tensions, economic and trade policy uncertainty, and inflationary risks. The trade policy volatility during 2025—including new tariffs and, in some cases, subsequent rollbacks or suspensions—could adversely impact global growth and contribute to inflationary pressures. Global conflicts, tariffs, labor disruptions, and regulations continue to generate volatility in global markets and can contribute to supply chain vulnerabilities and pricing fluctuations. We remain proactive in our collaboration with suppliers to minimize shortages and mitigate supply chain and pricing volatility.
Mitigation strategies remain crucial to meet customer demand in this evolving environment. Our mitigation strategies include supply chain simplification, continued alignment to local supply sources, pricing actions and dual source strategies, long-term strategies for constrained materials, direct engagement with key suppliers, and new supplier development. Strong relationships with strategic primary and secondary suppliers allow us to collaborate to reliably source key components and raw materials, develop new products, commit our resources to assist certain suppliers, and at times, alter designs of existing products. We believe these mitigation strategies enable us to reduce supply risk, foster new product innovation, and expand our market presence. Additionally, due to the stringent quality controls and product qualification we perform on any new or altered product, these mitigation strategies have not impacted, and we do not expect them to impact, product quality or reliability.
To date, our strategies have helped minimize our exposure to these conditions. However, if we are not successful in sustaining or executing mitigation strategies, these macroeconomic conditions could have a material adverse effect on our results of operations, cash flows or financial condition.

RESULTS OF OPERATIONS
Income Statement

	For The Three Months Ended September 30,		Percentage of Net Sales For The Three Months Ended September 30,		Percentage Change
(dollars in millions)	2025	2024	2025	2024	2025 vs. 2024
Net sales	$969	$907	100%	100%	7%
Cost, expenses and other
Total cost of products and services sold	659	575	68%	63%	15%
Gross profit	310	332	32%	37%	(7)%
Research and development expenses	26	21	3%	2%	24%
Selling, general and administrative expenses	113	107	12%	12%	6%
Transaction-related costs	32	3	3%	—%	NM
Other expense (income)	(36)	1	(4)%	—%	NM
Interest and other financial charges	2	3	—%	—%	(33)%
Total costs, expenses and other	796	710	82%	78%	12%
Income before taxes	173	197	18%	22%	(12)%
Income tax expense	182	49	19%	5%	271%
Effective tax rate	105%	25%	—%	—%	323%
Net (loss) income	(9)	148	(1)%	16%	(106)%
Less: Net income (loss) attributable to noncontrolling interest	26	(4)	3%	—%	(750)%
Net (loss) income attributable to Solstice Advanced Materials	$(35)	$152	(4)%	17%	(123)%
______________
NM - not meaningful
Net Sales

For the Three Months Ended September 30,
Change in net sales from prior period	2025 vs 2024
Volume	2%
Price	3%
Foreign currency translation	2%
Total % change in net sales	7%
For the three months ended September 30, 2025 compared with the three months ended September 30, 2024
Net sales increased due to higher sales volume, favorable pricing and favorable currency movements. The higher sales volume was driven by growth in refrigerants, partially offset by volume declines in healthcare packaging. The price increase was driven by favorable refrigerants pricing. A discussion of Net sales by reportable segment can be found under the “Segment Results” section.

Cost of product and services sold increased by $84 million or 15% driven by volume increases and the overall product mix in both segments; Research and development expenses increased by $5 million or 24% driven by continued investment in innovation across the portfolio of offerings such as the next-gen molecules and Spectra Y; Selling, general and administrative expenses increased by $6 million or 6% driven by an increase in employee related expenses in preparation for the Spin-off, partially offset by the impact of a government reimbursement of certain legal expenses; Transaction-related costs increased by $29 million driven by professional advisory services fees incurred in 2025 in preparation for the Spin-off; Other expense (income) changed by $37 million driven primarily by the impact of a government reimbursement of certain past legal expenses; Interest and other financial charges decreased by $1 million or 33% driven by certain finance leases being paid off.
Income tax expenses - The effective tax rate in 2025 was higher than the effective tax rate in 2024 as a result of incremental frictional tax costs associated with the separation from Honeywell, which increased our effective tax rate by approximately 80% for the three months ended September 30, 2025. See Note 5, “Income Taxes” of the Notes to the unaudited Condensed Combined Financial Statements for additional information on the effective tax rate.

	For The Nine Months Ended September 30,		Percentage of Net Sales For The Nine Months Ended September 30,		Percentage Change
(dollars in millions)	2025	2024	2025	2024	2025 vs. 2024
Net sales	$2,899	$2,857	100%	100%	1%
Cost, expenses and other
Total cost of products and services sold	1,907	1,856	66%	65%	3%
Gross profit	992	1,001	34%	35%	(1)%
Research and development expenses	70	62	2%	2%	13%
Selling, general and administrative expenses	309	303	11%	11%	2%
Transaction-related costs	90	6	3%	—%	NM
Other expense (income)	(43)	(2)	(1)%	—%	NM
Interest and other financial charges	5	11	—%	—%	(55)%
Total costs, expenses and other	2,338	2,236	81%	78%	5%
Income before taxes	561	621	19%	22%	(10)%
Income tax expense	330	150	11%	5%	120%
Effective tax rate	59%	24%	—%	—%	144%
Net income	231	471	8%	16%	(51)%
Less: Net income attributable to noncontrolling interest	35	10	1%	—%	250%
Net income attributable to Solstice Advanced Materials	196	461	7%	16%	(57)%
______________
NM - not meaningful

Net Sales

For the Nine Months Ended September 30,
Change in net sales from prior period	2025 vs 2024
Volume	(1)%
Price	2%
Foreign currency translation	—%
Total % change in net sales	1%
For the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024
Net sales increased due to favorable refrigerants volume and pricing, partially offset by lower sales volumes in alternative energy services attributed to certain large sales transactions which occurred in 2024 that did not recur in 2025, as well as lower volumes in healthcare packaging. A discussion of Net sales by reportable segment can be found under the “Segment Results” section.
Cost of product and services sold increased by $51 million or 3% driven by volume increases and the overall product mix in the RAS segment. These volume increases were offset by the aforementioned volume declines in alternative energy services and healthcare packaging. Research and development expenses increased by $8 million or 13% driven by driven by continued investment in innovation across the portfolio of offering such as the next-gen molecules and Spectra Y; Selling, general and administrative expenses increased by $6 million or 2% driven by an increase in employee related expenses in preparation for the Spin-off. Transaction-related costs increased by $84 million driven by professional advisory services fees incurred in 2025 in preparation for the Spin-off; Other expense (income) changed by $41 million driven primarily by the impact of a government reimbursement of certain past legal expenses; Interest and other financial charges decreased by $6 million or 55% driven by certain finance leases being paid off.
Income tax expenses - The effective tax rate in 2025 was higher than the effective tax rate in 2024 as a result of incremental frictional tax costs associated with the separation from Honeywell, which increased our effective tax rate by approximately 35% for the nine months ended September 30, 2025. See Note 5, “Income Taxes” of the Notes to the unaudited Condensed Combined Financial Statements for additional information on the effective tax rate.
SEGMENT RESULTS
We manage and report our operating results through two reportable segments: RAS and ESM. The remainder of our operations are presented in Corporate and All Other, which is not a reportable business segment.
Segment Adjusted EBITDA is the primary measure of segment profitability used by our Chief Operating Decision Maker. We define Segment Adjusted EBITDA as segment net income excluding income taxes, general corporate unallocated expense, depreciation, amortization, interest and other financial charges, stock compensation expense, pension expense (income), transaction-related costs, repositioning charges, asset retirement obligations accretion, and certain other items that are otherwise of an unusual or non-recurring nature, including but not limited to, impairment charges, litigation, and insurance settlements, and gains and losses on disposal of assets.

Refrigerants & Applied Solutions
Net Sales
The following table sets forth the net sales, Segment Adjusted EBITDA, and Segment Adjusted EBITDA margin amounts for our RAS segment for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Net sales	$687	$630	$2,079	$2,075
Segment Adjusted EBITDA	243	250	791	806
Segment Adjusted EBITDA margin	35.4%	39.7%	38.0%	38.8%

	For The Three Months Ended September 30,	For The Nine Months Ended September 30,
	2025 vs 2024	2025 vs 2024
Total % change in net sales	9%	—%
Less: Foreign currency translation	1%	1%
Less: Acquisitions, divestitures and other, net	—%	—%
Organic sales percentage(1)	8%	(1)%
______________
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for definition of Organic sales percentage.

For the three months ended September 30, 2025 compared with the three months ended September 30, 2024
RAS net sales increased by $57 million or 9% due to favorable pricing and volume growth in refrigerants. These increases were offset by a decline in healthcare packaging due to volume.
Segment Adjusted EBITDA decreased by $7 million or 3% and Segment Adjusted EBITDA margin decreased 4% primarily driven by stationary refrigerants product mix as a result of the ongoing transition to LGWP refrigerants. This decrease was partially offset by volume growth and favorable pricing.

For the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024
RAS net sales increased by $4 million due to volume growth and favorable pricing in refrigerants, offset by a reduction in our alternative energy services offering attributed to large sales transactions which occurred in 2024 that did not recur in 2025, and volume and price reductions in healthcare packaging.
Segment Adjusted EBITDA decreased by $15 million or 2% and Segment Adjusted EBITDA margin remained relatively flat.
Electronic & Specialty Materials
Net Sales
The following table sets forth the net sales, Segment Adjusted EBITDA, and Segment Adjusted EBITDA margin amounts for our ESM segment for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Net sales	$282	$277	$820	$782
Segment Adjusted EBITDA	47	55	152	144
Segment Adjusted EBITDA margin	16.7%	19.9%	18.5%	18.4%

	For The Three Months Ended September 30,	For The Nine Months Ended September 30,
	2025 vs 2024	2025 vs 2024
Total % change in net sales	2%	5%
Less: Foreign currency translation	2%	1%
Less: Acquisitions, divestitures and other, net	—%	—%
Organic sales percentage(1)	—%	4%
_____________
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for definition of Organic sales percentage.

For the three months ended September 30, 2025 compared with the three months ended September 30, 2024
ESM net sales increased by $5 million or 2%. The increase was attributable to volume increases in safety and defense and electronic materials offerings along with favorable pricing in our research and performance chemicals offering. These increases were partially offset by volume declines in our research and performance chemicals offering.
Segment Adjusted EBITDA decreased by $8 million or 15% and Segment Adjusted EBITDA margin decreased 3% driven by anticipated transitory cost items.
For the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024
ESM net sales increased by $38 million or 5%. The increase was attributable to demand driven volume increases in electronic materials and research and performance chemicals offerings, along with favorable pricing in our research and performance chemicals offering.
Segment Adjusted EBITDA increased by $8 million or 6% and Segment Adjusted EBITDA margin remained relatively flat.
Corporate and All Other
Corporate and All Other increased by $21 million or 64% and $19 million or 17% for the three and nine months ended September 30, 2025, respectively, compared to the prior year, due to incremental ongoing costs incurred as part of the transition to operate as a new independent company.
NON-GAAP FINANCIAL MEASURES
We use non-GAAP financial measures to supplement the financial measures prepared in accordance with U.S. GAAP. These include (1) Organic sales percentage, (2) Adjusted EBITDA and (3) Adjusted EBITDA margin.
Below are definitions and reconciliations of certain non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP. Management believes that, when considered together with reported amounts, these measures are useful to investors and management in understanding our ongoing operations and in the analysis of ongoing operating trends. Management believes these non-GAAP financial measures provide investors with a meaningful measure of its performance period to period, align the measures to how management evaluates performance internally, and make it easier for investors to compare our performance to peers. These measures should be considered in addition to, and not as replacements for, the most directly comparable U.S. GAAP measure. The non-GAAP financial measures we use are as follows:
Organic sales percentage: The Company defines organic sales percentage as the year-over-year change in reported sales relative to the comparable period, excluding the impact on sales from foreign currency translation and acquisitions, net of divestitures, for the first 12 months following the transaction date. We believe this measure is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends.

	For The Three Months Ended September 30,	For The Nine Months Ended September 30,
	2025 vs 2024	2025 vs 2024
Total % change in net sales	7%	1%
Less: Foreign currency translation	2%	—%
Less: Acquisitions, divestitures and other, net	—%	—%
Organic sales percentage	5%	1%
Adjusted EBITDA and Adjusted EBITDA margin: The Company defines Adjusted EBITDA as net income excluding income taxes, depreciation, amortization, interest and other financial charges, other expense, stock compensation expense, pension and other postretirement income (expense), transaction-related costs, repositioning charges, asset retirement obligation accretion, and certain other items that are otherwise of an unusual or non-recurring nature (including but not limited to impairment charges, litigation costs and insurance settlements, net of recoveries, and gains and losses on disposal of assets). The Company defines Adjusted EBITDA margin as Adjusted EBITDA divided by Net sales. We believe these measures are useful to investors as they provide transparency with respect to supplemental information used by management in its financial and operational decision making, as well as understanding ongoing operating trends. The table below reconciles Net income, the most directly comparable U.S. GAAP measure, to the Company’s non-GAAP measure of Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025		2024
(Dollars in millions)	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Net (loss) income attributable to Solstice Advanced Materials (GAAP)	$(35)	(4)%	$152	17%
Net income (loss) attributable to noncontrolling interest	26	3%	(4)	—%
Net (loss) income (GAAP)	$(9)	(1)%	$148	16%
Depreciation	46	5%	42	5%
Amortization	4	—%	7	1%
Interest and other financial charges	2	—%	3	—%
Other adjustments(1)	(29)	(3)%	16	2%
Stock compensation expense	8	1%	4	1%
Transaction-related costs	32	3%	3	—%
Income tax expense	182	19%	49	5%
Adjusted EBITDA (Non-GAAP)	$236	24%	$272	30%
Adjusted EBITDA margin (Non-GAAP)	24.4%		30.0%
________________
1.Other adjustments primarily consisted of gains and losses from foreign currency, environmental reserves, asset retirement obligations, pensions expenses, and certain legal costs, net of recoveries.

	Nine Months Ended September 30,
	2025		2024
(Dollars in millions)	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Net (loss) income attributable to Solstice Advanced Materials (GAAP)	$196	7%	$461	17%
Net income (loss) attributable to noncontrolling interest	35	1%	10	1%
Net income (GAAP)	$231	8%	$471	17%
Depreciation	151	5%	126	4%
Amortization	15	1%	35	1%
Interest and other financial charges	5	—%	11	—%
Other adjustments(1)	(30)	(1)%	25	1%
Stock compensation expense	19	1%	13	1%
Transaction-related costs	90	3%	6	—%
Income tax expense	330	11%	150	5%
Adjusted EBITDA (Non-GAAP)	$811	28%	$837	29%
Adjusted EBITDA margin (Non-GAAP)	28.0%		29.3%
_________________
1.Other adjustments primarily consisted of gains and losses from foreign currency, environmental reserves, asset retirement obligations, pensions expenses, and certain legal costs, net of recoveries.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Historically, the Company has generated positive cash flows from operations. Prior to the consummation of the Spin-off, as part of Honeywell the majority of the Company’s cash was transferred to Honeywell daily and the Company was dependent upon Honeywell for all of its working capital and financing requirements. Those arrangements have been settled in cash in conjunction with the Spin-off.
Following our separation from Honeywell on October 30, 2025, we no longer participate in Honeywell’s centralized cash management program. Our future liquidity will depend on operating cash flows, available cash balances, access to credit facilities and our ability to access capital markets. We believe that our existing cash and cash equivalents, combined with our operating cash flows and available credit facilities (as discussed below) will be sufficient to meet our anticipated cash needs for at least the next 12 months.
Senior Notes
On September 30, 2025, the Company issued $1.0 billion of 5.625% Senior Notes (the “Notes”) due September 30, 2033. The Notes were sold in private placements to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. The proceeds of the Notes were held in escrow pending completion of the Spin-off, and such proceeds were released from escrow on October 29, 2025 in connection with the Spin-off.
The Notes are senior unsecured obligations of Solstice, guaranteed on a senior unsecured basis by certain of its domestic subsidiaries and, from and after the escrow release date, will be guaranteed on a senior unsecured basis by each of Solstice’s existing and future domestic subsidiaries that guarantee the Company’s Senior Credit Facilities (described below). The Notes are subject to customary affirmative and negative covenants that limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments; make investments; consummate certain asset sales; engage in certain transactions with affiliates; grant or assume certain liens; and consolidate, merge or transfer all or substantially all of the Company’s assets.
Senior Credit Facilities
On October 29, 2025, the Company entered into a credit agreement (the “Credit Agreement”), which provides for (i) a seven-year senior secured first-lien term B loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”) and (ii) a five-year senior secured first-lien revolving credit facility with aggregate commitments of $1.0 billion (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”).
The Company also entered into uncommitted bilateral letter of credit agreements, which provide for uncommitted bilateral letter of credit facilities in an aggregate uncommitted amount of $750 million (the “Sidecar LC Facilities”, and together with the Credit Facilities, the “Senior Credit Facilities”).
All obligations under the Senior Credit Facilities are unconditionally guaranteed, jointly and severally, by: (a) the Company and (b) all direct and indirect wholly owned subsidiaries of the Company that are organized under the laws of the United States, any state thereof or the District of Columbia, subject to certain exceptions and limitations (collectively, the “Guarantors”). Subject to certain limitations, the Senior Credit Facilities are secured on a first priority basis by: (x) a perfected security interest in the equity interests of each direct subsidiary of the Company and each Guarantor under the Senior Credit Facilities (subject to certain customary exceptions) and (y) perfected security interests in, and mortgages on, substantially all tangible and intangible personal property and material real property of the Company and each of the Guarantors under the Senior Credit Facilities, subject, in each case, to certain exceptions.
The Credit Facilities are subject to an interest rate, at the Company’s option, of either (a) base rate determined by reference to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the

United States, (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (3) the one month adjusted SOFR rate, plus 1.00% per annum (“ABR”) or (b) an adjusted SOFR rate (“SOFR”) (which shall not be less than zero).
The applicable margin for the Term Loan Facility is 1.75% per annum (for SOFR loans) and 0.75% per annum (for ABR loans). The applicable margin for the Revolving Credit Facility varies from 1.50% per annum to 2.00% per annum (for SOFR loans) and 0.50% to 1.00% per annum (for ABR loans) based on the Company’s Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement). Accordingly, the interest rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, SOFR or future changes in the Company’s Consolidated First Lien Leverage Ratio. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for ABR loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.
In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by the Company’s Consolidated First Lien Leverage Ratio and ranges from 0.25% to 0.35% per annum.
The Company may voluntarily prepay borrowings under the Credit Agreement without premium or penalty, subject to a 1.00% prepayment premium in connection with certain repricing transactions with respect to the Term Loan Facility in the first six months after the effective date of the Credit Agreement and customary “breakage” costs with respect to SOFR loans. The Company may also reduce the commitments under the Revolving Credit Facility, in whole or in part, in each case, subject to certain minimum amounts and increments.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/repurchases, in respect of the Company and its subsidiaries’ equity interests, to engage in transactions with affiliates or amend certain material documents. In addition, the Credit Agreement also contains financial covenants for the benefit of the lenders under the Revolving Credit Facility requiring the maintenance of a Consolidated First Lien Leverage Ratio of not greater than 3.50 to 1.00 (with a temporary step-up following a material acquisition to 4.00 to 1.00), and a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 2.75 to 1.00.
The Sidecar LC Facilities provide for maintenance fees which accrue per annum on the aggregate amount of any letter of credit outstanding thereunder, payable quarterly, and fees which range from 0.60% to 0.95%, depending on the issuer and the type of letter of credit. In addition to the maintenance fee, Sidecar LC Facilities also provide for each issuer’s standard fees with respect to the issuance, amendment, renewal or extension of any letter of credit.
Cash Flows
Summarized cash flow information for the nine months ended September 30, 2025 and 2024 is as follows:

	For the Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Net cash provided by operating activities	$289	$567
Net cash used in investing activities	$(228)	$(204)
Net cash used in financing activities	$(328)	$(325)
Operating Activities
Net cash provided by operating activities was $289 million for the nine months ended September 30, 2025, compared to $567 million in the prior-year period. The decrease was due to lower net income and greater working capital outflow, in particular due to higher accounts receivable and inventories partially offset by inflows of deferred revenue as well as increased payables related to purchased services and direct material spend and timing.
Investing Activities
Net cash used in investing activities was $228 million for the nine months ended September 30, 2025, compared to $204 million in the prior-year period. The increase was driven by higher capital expenditures, primarily within our ESM segment, partially offset by proceeds from the sale of assets.
Financing Activities
Net cash used in financing activities was $328 million for the nine months ended September 30, 2025, compared to $325 million in the prior-year period. The increase was driven by an increase in net transfers to Honeywell offset by a decrease in finance lease payments.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and nine months ended September 30, 2025 to the items disclosed as critical accounting estimates in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Information Statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business and financial results are affected by fluctuations in world financial markets, including the impacts of foreign currency exchange rate and interest rate movements. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. For our disclosures about market risk, see the information under the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our Information Statement.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Solstice’s management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2025. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to a number of lawsuits, investigations, and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 12. - “Commitments and Contingencies” of the Notes to the unaudited Condensed Combined Financial Statements for a discussion of environmental, asbestos, and other litigation matters.

ITEM 1A. RISK FACTORS
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors presented in the Information Statement under the section titled “Risk Factors,” which is incorporated by reference herein. For further discussion of our risk factors, refer to the section titled “Risk Factors” in our Information Statement. Any of these factors could materially adverse effect our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
2.1+	Separation and Distribution Agreement, dated as of October 30, 2025, by and between Honeywell International Inc. and Solstice Advanced Materials Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
3.1	Amended and Restated Certificate of Incorporation of Solstice Advanced Materials Inc., dated as of October 30, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-291158) filed with the SEC on October 30, 2025)
3.2	Amended and Restated By-laws of Solstice Advanced Materials Inc., dated as of October 30, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-291158) filed with the SEC on October 30, 2025)
4.1	Indenture, dated as of September 30, 2025, by and among Solstice Advanced Materials Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10-12B/A filed with the SEC on September 30, 2025)
4.2	Form of 5.625% Senior Notes due 2033 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10-12B/A filed with the SEC on September 30, 2025)
10.1+	Transition Services Agreement, dated as of October 30, 2025, by and between Honeywell International Inc. and Solstice Advanced Materials Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.2+	Tax Matters Agreement, dated as of October 30, 2025, by and between Honeywell International Inc. and Solstice Advanced Materials Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.3+	Employee Matters Agreement, dated as of October 30, 2025, by and between Honeywell International Inc. and Solstice Advanced Materials Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.4+	Intellectual Property Cross-License Agreement, dated as of October 30, 2025, by and between Honeywell International Inc. and Solstice Advanced Materials Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.5+	Trademark License Agreement, dated as of October 30, 2025, by and between Honeywell International Inc. and Solstice Advanced Materials Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.6+	Accelerator License Agreement, dated as of October 30, 2025, by and between Honeywell International Inc. and Solstice Advanced Materials Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.7+	Credit Agreement, dated as of October 29, 2025, by and among Solstice Advanced Materials Inc., substantially all of the direct and indirect wholly owned subsidiaries of the Company that are organized under the laws of the United States, as guarantors, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.8+	Letter of Credit, dated as of October 29, 2025, by and between Solstice Advanced Materials Inc. and The Toronto-Dominion Bank, New York Branch, as issuer (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.9+	Letter of Credit, dated as of October 29, 2025, by and between Solstice Advanced Materials Inc. and UniCredit Bank GmbH, New York Branch, as issuer (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.10+	Letter of Credit, dated as of October 29, 2025, by and between Solstice Advanced Materials Inc. and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, as issuer (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.11*+	Offer Letter for David Sewell (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10-12B filed with the SEC on August 21, 2025)
10.12*	Offer Letter for Jason Clifford (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10-12B filed with the SEC on August 21, 2025)
10.13*	Offer Letter for Jeffrey Dormo (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10-12B filed with the SEC on August 21, 2025)
10.14*	Offer Letter for Simon Mawson (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10-12B filed with the SEC on August 21, 2025)
10.15*	Offer Letter for Tina Pierce (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10-12B filed with the SEC on August 21, 2025)
10.16*	Offer Letter for Brian Rudick (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10-12B filed with the SEC on August 21, 2025)
10.17*	2025 Stock Incentive Plan of Solstice Advanced Materials Inc. and its Affiliates (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-291158) filed with the SEC on October 30, 2025)
10.18*	Form of Restricted Stock Unit Agreement (Executive Officers) (October 2025) (filed herewith)
10.19*	Form of Restricted Stock Unit Agreement (Non-Employee Director Grants) (October 2025) (filed herewith)
10.20*	Severance Plan for Designated Officers (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.21*	Solstice Advanced Materials Supplemental Pension Plan (filed herewith)
10.22*	Solstice Advanced Materials Deferred Compensation Plan (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit Number	Exhibit Description
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL: (i) Condensed Combined Statements of Operations, (ii) Condensed Combined Statements of Comprehensive Income (Loss), (iii) Condensed Combined Balance Sheets, (iv) Condensed Combined Statements of Cash Flows, (v) Condensed Combined Statements of Equity, and (vi) Notes to Condensed Combined Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________________
* Management contract or any compensatory plan, contract, or arrangement.
+ Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and similar attachments upon request by the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLSTICE ADVANCED MATERIALS

Date: November 13, 2025	By:	/s/ John S. Barresi
John S. Barresi
Chief Accounting Officer
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)