Form 10-K
period 2025-12-31
Solstice Advanced Materials Inc.
filed 2026-02-19
CIK 2064953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
__________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”

“accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no established public market for the Registrant’s common shares. The registrant’s common stock began “regular way” trading on The Nasdaq Stock Market LLC on October 30, 2025.
There were 158,747,545 of the Registrant’s common shares outstanding at February 12, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Shareowners, to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “positioned,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “could,” “believes,” “may,” “will,” “would,” “should,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this report are based on reasonable assumptions, you should be aware that a variety of factors, many of which are difficult to predict and outside of our control, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including, but not limited to:
•our limited operating history as an independent, publicly traded company and unreliability of historical consolidated financial information as an indicator of our future results;
•our ability to successfully develop new technologies and introduce new products;
•an overall decline in the health of the economy and the industries in which we operate, including as a result of inflation, tariffs and other trade barriers and restrictions, market volatility, geopolitical instability and social unrest, the possibility of an economic downturn or recession or other macroeconomic factors;
•changes in the price and availability of raw materials that we use to produce our products, including due to factors such as supply chain disruptions and the impact of inflation;
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
•our ability to successfully execute or effectively integrate potential acquisitions or complete potential divestitures;
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
•increasing stakeholder interest in public company performance, disclosure, and goal-setting with respect to sustainability matters;
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
•U.S. federal income tax reform;
•our ability to operate as an independent, publicly traded company without certain benefits available to us as a part of Honeywell International Inc. (“Honeywell”) prior to the Spin-off, including managing the costs of operating as an independent company following the Spin-off;
•our ability to achieve some or all of the benefits that we expect to achieve from the Spin-off;
•our inability to maintain intellectual property agreements;
•potential timing, declaration, amount and payment of any dividend program the Company may adopt;
•potential cash contributions to defined benefit pension plans; and
•our ability to maintain proper and effective internal controls.
These and other factors are more fully discussed elsewhere in this Annual Report on Form 10-K, including in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as may be updated from time to time in our Securities and Exchange Commission (“SEC”) filings. These risks could cause actual results to differ materially from those implied by forward-looking statements in this report. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. Solstice does not undertake to update or revise any of its forward-looking statements, which speak only as of the date they are made, except as may be required by law or regulation.

PART I
ITEM 1. BUSINESS
Our Company
Solstice Advanced Materials Inc. (“Solstice,” “Solstice Advanced Materials,” “we,” “us,” “our,” or the “Company”) is a global, differentiated advanced materials company and a leading global provider of refrigerants, blowing agents, conversion services for the nuclear energy sector, semiconductor materials, protective fibers and healthcare packaging. We operate through two segments, reported as Refrigerants & Applied Solutions (“RAS”) and Electronic & Specialty Materials (“ESM”). Our business is recognized as an industry innovator as well as a technology and quality leader, supported by some of the industry’s most well-known brands.
Our RAS segment is a leading manufacturer of low global warming potential (“LGWP”) refrigerants, blowing agents, solvents, and aerosol materials, as well as conversion services for the nuclear energy sector. RAS serves the end markets of cooling, air conditioning and refrigeration (“HVAC/R”), automotive, nuclear energy, building and appliance insulation, and healthcare. RAS products include, among others, LGWP refrigerants, blowing agents, aerosol propellants, cleaning solvents, high-barrier pharmaceutical packaging materials and conversion services for nuclear energy providers. Our products are distributed and sold through well-known brands like Solstice, Genetron, and Aclar. Our ESM segment is a leading provider of electronic materials, high-strength fibers and laboratory life science chemicals. ESM primarily serves the semiconductor, defense, pharmaceutical and construction end markets. ESM products include, among others, sputtering targets, lightweight high-strength fibers and high-purity life science solutions. Our products are distributed and sold through well-known brands like Spectra, Fluka, and Hydranal.
We benefit from strong secular demand resulting from certain growing trends, including government regulated sustainability targets, semiconductor production, healthcare and life sciences, defense and safety and advanced electrification—all across a diverse set of products, systems and solutions. Over the last decade, we tailored our products toward highly specialized offerings in targeted, high-growth end markets that value differentiated technology and manufacturing capabilities. We maintain longstanding leadership positions backed by decades of innovation in high value-added product segments. Our strong manufacturing capabilities are often located in proximity to our customers across the globe. Our long history of innovation, supported by over 5,700 issued patents and pending applications as of December 31, 2025, allows us to closely collaborate with our customers, providing us with a client-specific, specialized product portfolio.
In 2025, we served over 3,000 customers across a wide range of end markets in approximately 120 countries and territories. Our global presence included 20 manufacturing sites, four standalone research and development (“R&D”) sites and approximately 4,100 employees as of December 31, 2025.
We create value for our stakeholders and enhance our value proposition to customers through defined and actionable strategies. We improve our customer offerings by capitalizing on secular growth trends and making targeted investments into innovation and manufacturing capabilities. We enhance our growth prospects through disciplined portfolio management, including organic expansion into higher-value adjacent products and end markets. We expect to evaluate opportunities for inorganic growth through selective strategic acquisitions. We also focus on disciplined cost management and leveraging our supply chain expertise to support profitable growth.
Our strong Adjusted EBITDA margin profile is supported by the Solstice operating model, which utilizes systems, processes, best practices and management philosophies spanning across the whole organization and benefiting customers and stakeholders. We use, evolve, and tailor tools and processes to execute against and enhance our operating model with a focus on five key organizational pillars—innovation and commercialization, commercial excellence and growth, capital deployment and optimization, supply chain and logistics, and manufacturing excellence. We strongly believe that our operating model provides us with strong competitive advantages relative to our peers. Our operating model is deeply embedded throughout our organization, across business lines and hierarchical structures.

Spin-off from Honeywell
On October 8, 2024, Honeywell International Inc. (“Honeywell”) announced its plan to spin-off its Advanced Materials business into an independent, U.S. publicly traded company through a pro rata distribution of all of the outstanding common shares of Solstice Advanced Materials to Honeywell shareowners (the “Spin-off”) that would be tax-free for U.S. federal tax purposes. On October 30, 2025, the Spin-off was consummated by means of a pro rata distribution (the “Distribution”), which was intended to be tax-free for U.S. federal tax purposes, of all of the issued and outstanding Solstice Advanced Materials common shares to Honeywell’s shareowners of record as of the close of business on October 17, 2025 (the “Record Date”), at which time each holder of Honeywell's common shares received one Solstice Advanced Materials common share for every four Honeywell common shares held as of the close of business on the Record Date, resulting in the Distribution of 158,727,456 of the Company’s common shares to Honeywell shareowners. Upon completion of the Distribution, on October 30, 2025, the Company commenced “regular way” trading as an independent public company under the ticker symbol “SOLS” on The Nasdaq Stock Market (“Nasdaq”). Following the Distribution, Honeywell does not own any Solstice Advanced Materials common shares.
Our Competitive Strengths
We benefit from the following competitive strengths:
Global Leader in Innovative Advanced Materials
We are a global leader in advanced materials, providing innovative and specialized offerings with strategic positions in targeted, high-growth end markets that value differentiated technology and manufacturing capabilities, resulting in a high level of customer intimacy.
Solstice operates in high value-added specialty solutions markets, requiring complex chemistry and material science know-how. Our portfolio focuses on critical, enabling solutions which help our end customers solve environmentally-driven regulatory challenges, provide unique lightweight defense products and develop cutting edge products in the semiconductor, healthcare and life sciences markets. Across our diverse business lines, we are recognized as a market leader through our technology, quality and innovation.
Each of our brands, such as Solstice, Genetron, Aclar, Spectra, Fluka, and Hydranal, is valued for high quality, purity and safety standards, as well as high customer satisfaction throughout the industry. As a technology leader, we significantly focus on proprietary solutions, supported by a differentiated intellectual property portfolio with over 5,700 issued patents and pending applications as of December 31, 2025. We operate four standalone focused R&D centers while a majority of our 20 manufacturing sites have integrated R&D capabilities. We employ a dedicated team of over 300 technologists and engineers around the globe, helping us to be at the forefront of innovation. We maintain a leading manufacturing base with unique capabilities, global scale and customer proximity. Our extensive experience in chemical synthesis and commercial-scale manufacturing leads to the development of process-related patents and other proprietary technology (including know-how and trade secrets).
Deep Customer Relationships and Manufacturing Proximity
We help solve the most complex problems for our customers by providing differentiated and highly specialized solutions, with unique manufacturing capabilities in proximity to our customer base, and which are often developed in partnership with our customers.
We serve a diverse and global customer base of over 3,000 customers, largely comprised of blue chip companies and industry leaders, as well as government agencies, across a variety of resilient end markets. In 2025, no single customer accounted for more than 10% of our net sales, and our top 10 customers accounted for less than 20% of our net sales. The strength of our customer relationships and the quality of our differentiated products facilitate our ability to enter into long-term customer contracts. This is demonstrated by an average customer tenure of approximately 10 years. We have supplied many of our largest customers for several decades and we continue to cultivate our deep customer relationships.

In addition to a high level of customer intimacy achieved through our specialized, client-specific, manufacturing know-how, we benefit from manufacturing sites located in close physical proximity to our customers. We focus on providing strong supply chain security and believe we will benefit from reshoring trends and policies. We maintain a strong U.S. presence, as well as a global footprint strengthened by partners across the globe, especially in India and other parts of Asia. We manage a large, global customer base across approximately 120 countries and territories. Furthermore, our manufacturing footprint in the U.S. includes growing end markets experiencing increasing investments, such as cooling, nuclear energy, or semiconductors. These factors result in high customer retention, characterized by long customer tenure, low churn rates and a growing customer base.
Long-Term Secular Growth Across End Markets
We benefit from strong secular demand resulting from certain growing trends, including government regulated sustainability targets, global nuclear energy investment, semiconductor production, healthcare and life sciences, defense and safety and advanced electrification—all across a diverse set of products, systems and solutions. Our exposure to long-term secular growth trends across segments results from our efforts to position our product lines toward highly specialized offerings in targeted, high-growth end markets.
Value Creation Opportunities
We create value for customers and stakeholders through defined and actionable strategies. We believe our strong balance sheet and market positions, together with flexible capital allocation, support growth opportunities and provide us with the flexibility to consider programs to return capital to shareowners in the future. Our organic growth is driven by our leadership positions, new product innovations, manufacturing capabilities, robust customer base and positive secular global trends. Our organic growth is enhanced through customer-partnered innovation and expansion into adjacent and new products, geographies, customer groups and end markets. Previously established ventures with strategic partners in key geographies allow us to enter new markets, accelerate go-to-market speed, drive local adoption and increase customer proximity. We leverage global manufacturing partnerships to help us drive regional growth while focusing on efficient cost structures to sustain our strong margin profile.
Inorganically, we continuously identify and evaluate a robust pipeline of strategic acquisition targets to realize value upside and optimize our portfolio. We are well positioned to pursue inorganic growth in various advanced materials businesses characterized by differentiated innovation in high-growth markets, and expect to benefit from the rigorous application of our operating model, validated by a track record of value creation in our core businesses.
Resilient Financial Profile
We believe we have a financial profile characterized by resilience, including medium-term low to mid single digit organic growth and robust Adjusted EBITDA margins and a strong balance sheet.
Our net sales growth has benefited from rising customer demand and our ability to drive value for customers, realized in pricing for products and solutions according to a value-based approach. Our diversified product lines, customer base and end markets allow significant net sales visibility given our long-term customer contracts. Our strong customer base, coupled with our innovative R&D teams and technical client-specific support and intellectual property, facilitate the recurring nature of our net sales.
Our Adjusted EBITDA margin profile is supported by our high-value-add specialty solutions, manufacturing expertise, and customer proximity, supported by the Solstice operating model. We believe our value proposition creates strong customer demand and loyalty, given the strong reliability and quality of our products. Driven by the continuous implementation and execution of this operating model, we expect to experience consistent and superior sales, order and pricing management, faster execution speed, greater customer satisfaction, higher manufacturing efficiencies, cost savings and increased innovation and product development.
In addition, our order rates have surpassed our existing production capacity for certain key product lines. In 2025, we continuously invested in our business and production capabilities, with capital expenditures representing 10% of net sales. As outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and facilitated by our financial profile, our capital expenditures are expected to remain at or above this level in the near-term due to strategic and disciplined project-related manufacturing expansion as a response to expected long-term customer demand beyond current production capacity.
Experienced Management Team
Our management team combines extensive industry experience and demonstrated leadership with a proven track record. Our leadership team is composed of experts from both Honeywell and other industry-leading firms, who have worked to position our business to successfully operate within high-value-add specialty solutions markets and delivered growth, profitability and competitive strength. Our executive management team has an average of approximately 25 years of relevant experience, primarily in the advanced materials and specialty chemicals industries.
Our executive leadership team is supported by a strong and experienced mid-level management team and approximately 4,100 employees who drive product innovation, manage day-to-day operations, deliver best-in-class customer service and execute our long-term strategy. Members of the second-layer management team, directly reporting to segment leadership, average over 20 years of relevant industry experience in advanced materials and specialty chemicals sectors. Both the top- and mid-level management teams maintain strong alignment with our shareowners’ interests, with managerial incentives tied to shareowner success.
Our Strategies
Utilize Our Leading Positions to Capture Organic Secular Growth
We benefit from leading positions across our existing business lines in LGWP refrigerant materials, blowing agents, conversion services for the nuclear energy sector, specialty fibers, electronic materials, healthcare and life sciences. Under our product platforms, we believe we are favorably positioned to capture the long-term secular growth trends in the markets our segments serve.
Drive Innovation in Close Partnership with Our Customers
We operate some of the industry’s most innovative R&D centers, which provide a strong basis for future innovation and the continued development of differentiated products, technologies and patents. Each business is responsible for executing an innovation roadmap and ensuring alignment with our long-term R&D and company strategy. Individual innovation projects and overall innovation portfolio management will be guided by the Solstice operating model to ensure alignment, maximize efficiency and leverage group resources. Our net sales are influenced by new product introductions, defined as new products launched in the past five years, which contributed 50% of our sales in 2025. Ongoing investments in both our core and new products help us to sustain competitive product offerings and give us confidence around our superior innovation capabilities and successful customer collaborations.
We maintain a large global customer base and strong customer relationships by developing client-specific solutions to solve our customers’ most complex problems. We partner with multiple customers to develop our next-generation phase-change materials for a variety of end applications. We remain close to our customers through production proximity and co-development. We believe that developing new solutions in partnership with customers provides a high level of predictability for potential sales.
Invest Further into Our Manufacturing Capabilities
We anticipate strong demand growth across our major business lines, which supports our strategy to efficiently deploy capital to maintain and upgrade our world-class production capabilities.
We leverage partnerships to share investments into new large-scale production facilities, while benefiting from partnership synergies and cost-sharing. Such partnerships and joint ventures help us to drive local product adoption and increase customer proximity, in addition to our wholly owned operations. We expect benefits from rapid execution, continuing to leverage our extensive R&D expertise and flexible pilot facilities. Our advanced pilot and scale up capabilities allow us to design and start up new production capabilities efficiently. We continuously adapt our unique production strategies and implement stage-gated approaches where necessary, allowing us flexibility in market entry strategies across key regions.

We utilize best practices under the Solstice operating model to help us drive operational efficiencies and mechanical integrity within our factories. We remain committed to the highest standards of safety, governance and environmental responsibility in our operations.
Further Expand into Adjacent Products and End Markets
We believe we are well positioned to utilize our common platforms and manufacturing capabilities to expand into adjacent products and markets in the near-to mid-term. We have significant experience in value-added product portfolio expansion, targeting growth and margin accretive business areas. For instance, we have successfully expanded our LGWP refrigerant solutions into multiple end markets, including automotive, stationary, foam and industrial and healthcare. Additionally, we successfully entered the copper manganese sputtering targets market for advanced-node semiconductors by leveraging our 50 years of leadership experience as an electronic materials supplier.
Accelerate Growth Through Portfolio Optimization
Our leadership continuously reassesses and focuses on optimizing our existing product portfolio. We believe we are well positioned to pursue inorganic growth strategies in numerous business lines. We regularly identify and evaluate a robust pipeline of acquisition targets across all businesses to broaden our portfolio, access differentiated technologies and innovations, and expand our exposure to high-growth markets. We expect our agility and independence in capital allocation decisions will allow us to effectively pursue identified, actionable acquisition opportunities.
Maintain a Sharp Focus on Cost Structure and Superior Execution
We expect to maintain and expand our best-in-class Adjusted EBITDA margins. An integral part of our robust margin profile is our focus on high value-add specialty solutions for our customers. By focusing on strongly differentiated, customer-specific solutions, we expect our customers to continue purchasing our products based on quality and reliability as key differentiators.
We maintain a lean cost structure based on operational excellence and continuous improvement guided by the Solstice operating model. Our manufacturing processes are continuously monitored and analyzed, leading to improved manufacturing standards, including our world-class safety commitment, and asset efficiency. Our global manufacturing footprint and proximity to customers, combined with strategic production partnerships, support our lean cost structure. We benefit from commercial excellence through productive supplier negotiations and scale across common production platforms.
Our Portfolio and Reported Segments
We operate through two segments, reported as RAS and ESM. Each segment has its own product portfolio and set of complementary businesses, serving distinct end markets. RAS primarily focuses on specialty solutions across the molecular value chain of LGWP refrigerant, blowing agent, solvent and aerosol materials for various end markets such as HVAC/R, automotive, energy, building and appliance insulation and healthcare, as well as conversion services for the nuclear energy sector. ESM provides primarily electronic materials, industrial-grade fibers and laboratory life sciences chemicals for diverse end markets such as semiconductors, defense, pharmaceutical and construction. We leverage sales activities, distribution activities and R&D know-how across both segments for select applications and end markets.
Refrigerants & Applied Solutions Segment
Overview of Refrigerants & Applied Solutions
Our RAS segment is a leading manufacturer of LGWP refrigerants, blowing agents, solvents and aerosol materials, as well as a leading provider of conversion services to the nuclear energy sector. RAS serves the end markets of HVAC/R, automotive, energy, building and appliance insulation and healthcare, as well as the nuclear energy sector. Its products include LGWP refrigerants, blowing agents, aerosol propellants, cleaning solvents, high-barrier pharmaceutical packaging materials, metered-dose inhalers and nuclear (alternative energy). Our products are distributed and sold through well-known brands such as Solstice, Genetron and Aclar.
Overview of Businesses
RAS operates through the following businesses: Refrigerants, Building Solutions & Intermediates, Nuclear (Alternative Energy Services, or “AES”) and Healthcare Packaging.
•Refrigerants: The Refrigerants business develops and manufactures leading LGWP refrigerants for stationary and automotive applications. We serve comfort cooling as well as the refrigeration end markets. Our products are primarily sold to HVAC/R and automotive original equipment manufacturers (“OEMs”) as well as aftermarket wholesalers under our Solstice and Genetron brands. We differentiate ourselves through strong brand recognition, global channel access and a deep aftermarket partner network. We are a leading global provider of refrigerants for the automotive end market, clearly differentiated by global commercial reach, customer relationships and a strong intellectual property portfolio, further strengthened by our position in the vehicle service aftermarket business.
•Building Solutions & Intermediates: The Building Solutions & Intermediates business is a leading supplier of LGWP blowing agents for insulating foam and appliance insulation, as well as cleaning solvents. We mainly serve the construction end market. Our products and services are sold to a wide range of customers, from construction companies and appliance OEMs to distributors. We are recognized as a technology leader with a strong U.S. footprint, benefiting from significant commercial reach, channel access and deep customer relationships due to unique formulation processes specific to each customer.
•Nuclear (AES): The Nuclear (AES) business provides uranium hexafluoride conversion and related services to utilities operating nuclear power plants. Together with our joint venture partner General Atomics, we are the only provider of these services in the U.S.
•Healthcare Packaging: The Healthcare Packaging business is a global leader in specialty packaging materials characterized by a high moisture barrier, high clarity and lower emissions medical aerosols, leveraging our fluorinated chemistries expertise, as well as lower emissions metered-dose inhalers (MDI). We serve the medical and pharmaceutical end markets. Our products are primarily sold to medical and pharmaceutical packaging producers through our Aclar and Solstice brands. For over 50 years, we maintained our position as an industry leader for differentiated specialty medical and pharmaceutical barrier packaging.
Business and Products
RAS comprises Refrigerants, Building Solutions & Intermediates, Nuclear (AES) and Healthcare Packaging, each of which develops, produces and sells advanced materials based on the fluorine molecular value chain, achieving high synergies across businesses.
Our Refrigerants business develops and manufactures LGWP refrigerants for two main end markets: stationary and automotive. The refrigerants portfolio primarily includes hydrofluoroolefins (“HFOs”), HFO blends and some hydrofluorocarbons (“HFCs”) for currently converting markets. The stationary refrigerants business is a leading manufacturer of energy-efficient, ultra-LGWP refrigerants, mainly used in HVAC/R systems for residential cooling, commercial and industrial refrigeration, supermarkets, cold storage, chillers, food processing and data centers. Additionally, our Solstice HFO refrigerants are used in heat pumps for district, residential and commercial heating applications. In food retail, our energy-efficient Solstice HFO refrigerants are used by supermarkets around the globe for low and medium temperature applications such as coolers, freezers and refrigerated displays. For industrial applications, our Solstice HFO refrigerants replace boilers as heating sources in chillers and heat pumps. Our Solstice 454B is an LGWP refrigerant, helping to minimize environmental impact through increased efficiency while lowering our customers’ redesign costs and capital expenditures. Solstice 454C outperforms carbon dioxide in normal and high ambient conditions in various applications, helping customers meet energy efficiency and sustainability goals without sacrificing system performance. For end markets converting towards LGWP refrigerants, we still offer reduced-GWP HFCs under our Genetron brand. We are well positioned to capitalize on adjacent opportunities such as data center cooling or the electrification of heating via heat pumps.

Our automotive refrigerants business is a leading manufacturer of LGWP refrigerants, primarily R-1234yf. LGWP refrigerants are required in nearly every new car sold in regulated markets as part of a vehicle’s air conditioning system, absorbing heat and cooling the vehicle’s interior. For automotive and transportation applications, our Solstice refrigerants are used in conventional, hybrid, electric, heavy-duty and refrigerated vehicles. In regulated markets, which are well advanced in the transition to LGWP refrigerants, we offer HFOs, as well as HFCs for the part of the market that still needs to transition. Similarly, we offer both HFOs and HFCs in developing countries, which are at an earlier stage of the transition to LGWP refrigerants.
Our Building Solutions & Intermediates business is a key supplier in fluorine-based derivatives. We develop and manufacture LGWP blowing agents for residential and commercial structures, appliance insulation and cleaning solvents. Our Solstice LGWP blowing agents enable spray foam to provide superior insulation for residential and commercial properties while reducing energy usage. For automotive and transportation applications, our Solstice blowing agents insulate conventional, hybrid, electric, heavy-duty and refrigerated vehicles. For industrial applications, our Solstice solvents and flushing agents are used for vapor degreasing and precision cleaning.
Our Nuclear (AES) business provides uranium hexafluoride conversion and related services to utilities operating nuclear power plants in North America, Europe and Asia. Conversion requires extensive expertise in hydrofluorination and fluorination processes, positioning us as the only U.S.-based supplier of these services. Our Nuclear (AES) business operates through ConverDyn, a joint venture with General Atomics, where we currently act as controlling partner. Solstice Advanced Materials provides uranium hexafluoride conversion services from its Nuclear Facility (“AES Facility”) to the Company’s ConverDyn joint venture through a decades-long supply agreement. In addition, from time to time in the ordinary course of business to the extent permitted under applicable law, ConverDyn has in the past, and may in the future, purchase additional conversion services from third parties on an ad hoc, purchase order basis on terms attractive to ConverDyn to facilitate incremental sales to ConverDyn’s customers and/or build inventory to support future sales to ConverDyn’s customers. After a temporary production halt from 2017 to mid-2023 (implemented in response to market dynamics that had been created by an approximate five-year period of excess global supply), we restarted operations in 2023 and continue investing to increase throughput and reduce downtime. The joint venture experiences strong long-term customer demand, with approximately $2.2 billion in backlog orders as of December 31, 2025, and the Company currently expects supply and demand in this area to be balanced in the long term. In addition, the current U.S. administration has recently ordered, among other actions, the Secretary of Energy to “develop a plan to expand domestic uranium conversion capacity” (Executive Order 14302, §3). Because the AES Facility is the sole domestic facility producing uranium hexafluoride gas, and continued commercial viability and expansion of production at the AES Facility is instrumental to the fulfillment of the U.S. Administration’s energy objectives, the Department of Energy has entered into an agreement with the Company pursuant to which the Department of Energy will share in certain costs in connection with the expansion of our AES Facility. While we do not believe it to be a probable scenario, if we do not meet certain timing requirements for completing projects partially funded by the Department of Energy, we may be required to pay liquidated damages. See Note 19 - Investments for more information about the Company’s ConverDyn joint venture.
Our Healthcare Packaging business is a global leader in high-barrier, clear polymers for thermoformed healthcare packaging applications as well as lower emissions medical aerosols, leveraging our fluorinated chemistries expertise. Our specialty films are used in medical and pharmaceutical packaging, where our protective films achieve the highest moisture barrier of any clear thermoplastic film while also lowering total packaging costs for our customers. Our ultra-high moisture barrier protects the efficacy of medicines, while the transparent material acts as a consumer-friendly film. Our Aclar and Aclar Accel high-barrier packaging materials are mainly used in blister packaging in the medicine and pharmaceutical packaging space. We see several opportunities to expand into adjacent areas demanding high barrier performance and high clarity, mainly in the healthcare and pharmaceutical space as well as in semiconductor packaging. We also provide industry leading solutions for LGWP inhalers. Pressurized metered-dose inhalers (“pMDIs”) that use HFCs contribute to the global carbon footprint of respiratory care. Solstice Air (HFO-1234ze(E) cGMP) is an alternative technology as a medical propellant, reducing the greenhouse gas emissions of pMDIs by up to 99.9% when compared to current inhaler propellants. Solstice Air is the only non-flammable, near-zero GWP propellant available and in clinical development today for pMDIs.

R&D and Innovation
We primarily conduct our R&D in-house, leveraging national or university laboratories where applicable. The majority of our R&D capabilities in the RAS segment are centralized in Buffalo, New York. We benefit from a centralized R&D approach, as the products of our RAS segment are mainly based on the fluorine chemical value chain. In our Buffalo R&D center, we combine all major functions to develop and innovate across the Solstice Advanced Materials product portfolio. Our discovery group researches new molecules, our applications group is responsible for further developing these molecules to fit their end application, and our analytical and properties teams provide support throughout the development process. Our pilot plants test new molecules and materials in the production process and their final application. Besides our Buffalo R&D center, we have additional R&D centers located throughout the world. Located within our manufacturing plants, our international RAS R&D centers support local requirements such as materials testing. Furthermore, our RAS segment benefits from customer interactions during co-development processes, where we develop customer-specific solutions.
Industry, End Markets and Competition
Our Refrigerants business offers refrigerants for stationary applications to serve residential and commercial end markets, as well as industrial heating, cooling and refrigeration. Our refrigerants are used in HVAC/R systems in supermarkets, cold storage, chillers, food processing, heat pumps, data centers and comfort cooling and heating in residential and commercial buildings. Stationary markets remain among the last to convert to HFOs. The development and production of traditional HFCs is relatively commoditized among industry players. We benefit from our existing presence in the U.S. and Europe, where markets provide regulatory protection for incumbent producers. The transition toward LGWP HFOs strengthens our leadership position in LGWP refrigerants, especially in the U.S. and Europe. We expect demand for LGWP refrigerants in stationary applications to grow at rates exceeding GDP, driven by the regulatory transition from HFCs toward LGWP renewable HFOs and electrification of heating via heat pumps.
Our Refrigerants business also offers refrigerants for automotive end markets sold to OEMs in both regulated and developing countries. Our refrigerants are used in HVAC/R systems in automotive vehicles of all types, including conventional, hybrid, electric, heavy-duty and refrigerated vehicles. While regulated jurisdictions such as the U.S., EU, Japan and South Korea have nearly fully transitioned to LGWP refrigerants, we expect that China will drive significant adoption of R-1234yf going forward. Furthermore, electric and hybrid vehicles use up to double the amount of refrigerants compared to traditional combustion-engine vehicles, further driving growth in the market for our core products. We hold an established market position in electric vehicles sold in regulated markets, supporting our future growth opportunities.
Our Building Solutions & Intermediates business offers LGWP blowing agents primarily used in the construction end market for building insulation, as well as appliance insulation across various industries. For LGWP blowing agents, we are recognized as a technology leader and a major supplier in the U.S. We believe the end markets for our blowing agents are generally cyclical, growing on average at GDP rates over the long term.
The joint venture in our Nuclear (AES) business continues to experience a strong backlog of demand, and we maintain a leadership position due to our extensive know-how in complex conversion processes within a highly regulated market. Our multi-year sales agreements in this business provide for long-term pricing and insulate us from price volatility. We expect the relevant end market for our uranium hexafluoride conversion services to grow at rates consistent with GDP over the long term.
Our Healthcare Packaging business offers our Aclar and Aclar Accel high-barrier packaging materials used in medical and pharmaceutical packaging, protecting over-the-counter and prescription medications. We anticipate growing demand for high-barrier, high-clarity packaging materials driven by medication efficacy, consumer preferences for packaging transparency and a lower cost base for our customers. We expect demand for these packaging materials to outpace GDP growth. With respect to our lower emissions healthcare aerosols, we primarily sell into the metered-dose inhalers end market, which we believe will grow in line with GDP.

RAS faces competition across its products and end markets from established companies. Our main competitors for the RAS segment include Arkema, Chemours, Daikin, Orbia and not-in-kind alternatives. Depending on the product line and end market, we also experience competition from various smaller and regional players.
Sales, Distribution Channels and Customers
The RAS sales organization is specialized by geography and business unit. For each product segment, we have specialized sales representatives across the U.S., Europe, Latin America and Asia. Within each region, we have separate experts for our different businesses serving unique end markets, such as automotive, stationary, foam or pharmaceutical. For our largest and global customers, we have dedicated strategic account directors acting as key account managers.
Globally, the RAS segment serves over 700 customers. Our 10 largest customers accounted for approximately 18% of Solstice sales in 2025. No single RAS customer accounted for more than 5% of Solstice sales in 2025.
The Refrigerants business sells its refrigerant products for the stationary market to HVAC/R OEMs and aftermarket wholesalers. We sell our refrigerant products for the automotive end market directly to car assembly plants of major OEMs, as well as to wholesalers and retailers in the vehicle service aftermarket business. The Building Solutions & Intermediates business sells its products mainly to construction companies and appliance OEMs, distributors, as well as refineries. Our Nuclear (AES) business supplies converted uranium hexafluoride downstream to customers who purify the product, making it usable in energy end applications. Our Healthcare Packaging business primarily sells its high-barrier packaging materials and aerosols directly to healthcare packaging converters and manufacturers, as well as aerosol formulators.
In the Refrigerants and Building Solutions & Intermediates businesses, we have sales contracts with OEM customers, often with durations of one to five years, paired with fixed pricing mechanisms and cost recovery clauses. In the aftermarket business, several contracts have durations of one to three years. For healthcare end markets, sales agreements can be up to 10 years or more. Certain of our sales contracts include minimum purchase obligations, providing a higher degree of revenue visibility over the coming years.
Seasonality and Cyclicality
Our primary end market exposure includes HVAC/R systems for residential, commercial and industrial heating, cooling and refrigeration, automotive vehicles, construction, energy and healthcare packaging. Among these, we experience the most cyclicality in the construction end market, while healthcare packaging is an example of a more defensive end market. Although HVAC/R system and automotive vehicle end markets tend to be more cyclical, our product sales are less tied to new system or vehicle sales. We benefit from a strong aftermarket business and the ongoing transition toward LGWP products within these end markets.
Historically, our RAS segment experiences its highest sales in the first half of the year. Our Refrigerants business experiences peak sales in the second quarter, driven by seasonal demand and inventory build-up related to warmer weather and maintenance cycles. Our Building Solutions & Intermediates business typically experiences peak sales in the fourth quarter due to weather conditions and increased construction project activity. Our Healthcare Packaging business experiences peak sales mid-year, ahead of the winter season when medication consumption typically increases.
Electronic & Specialty Materials Segment
Overview of Electronic & Specialty Materials
Our ESM segment is a leading provider of electronic materials, industrial-grade fibers, and laboratory life sciences materials, as well as specialty chemicals. ESM primarily serves the semiconductor, defense, pharmaceutical and construction end markets. Its products include, among others, sputtering targets, lightweight high-strength fibers and high-purity life sciences solutions. Our products are distributed and sold through well-known brands like Spectra, Fluka and Hydranal.

Overview of Businesses
ESM operates through the following businesses: Electronic Materials, Safety & Defense Solutions and Research & Performance Chemicals.
•Electronic Materials: The Electronic Materials business specializes in sputtering targets, electronic polymers, thermal solutions and high-purity etchants and wash solvents used in semiconductor manufacturing. We are a leader in providing components for cutting-edge semiconductor technologies. Our core products for front-end semiconductors include copper manganese and titanium sputtering targets, which utilize a unique extrusion process enabling greater precision in grain structure and extended product lifetime, as well as our hydrogen fluoride (“HF”) etchants, wash solvents and industry-leading electronic polymers and phase change materials. This business serves the leading-edge fabricators in the semiconductor industry due to their precision and reliability. Our copper manganese targets and electronic polymers are positioned to meet emerging demands in advanced packaging and advanced display segments, while our industry-leading phase change materials are well suited for demanding applications such as cooling graphics processing units (“GPUs”) and electric vehicle battery inverters. The Electronic Materials business is well-positioned to benefit from artificial intelligence (“AI”) related tailwinds and the increasing demand for advanced, lower-nanometer chips.
•Safety & Defense Solutions: Our primary product offering within the Safety & Defense Solutions business is ultra-high molecular weight polyethylene (“UHMWPE”) materials, which are specialty fibers primarily used for armor, as well as medical and industrial applications. Our products are primarily sold to manufacturers of end products such as military and safety armor through our Spectra brand. We maintain a leading position across these applications because Spectra fibers have lighter weight than competing products and offer best-in-class levels of performance.
•Research & Performance Chemicals: The Research & Performance Chemicals business includes research chemicals, fine chemicals and specialty additives. Within research chemicals, under the Fluka brand, we are a leading supplier of reagents for DNA and RNA assays, Karl Fischer titration reagents under the Hydranal brand—which is one of the industry’s most trusted brands in Karl Fischer titration due to its quality, consistency and innovation—and solvents for chromatographic and spectroscopic applications through our Burdick & Jackson, Riedel-de Haën and Chromasolv brands. The fine chemicals business provides a comprehensive range of high-purity inorganic halides, phosphorus derivatives, sulfur derivatives, oxides and various other inorganic compounds to serve diverse markets such as metal surface treatment, electroplating, oral care, personal care, healthcare, nutrition, sealants, adhesives, catalysts and energy. We are a trusted provider due to our high-quality and reliable formulations. Our high-purity chemicals business is a key producer in Europe. Within specialty additives, we offer plastic and wax blends for various end uses, maintaining a leading position in PVC, coatings and asphalt segments.
Business and Products
ESM is comprised of Electronic Materials, Safety & Defense Solutions and Research & Performance Chemicals. Due to the highly differentiated nature of each of our businesses within the ESM segment, we operate each ESM segment business according to its unique needs, leveraging common platforms and functions where applicable. We employ best-in-class tools and systems to support the mechanical integrity of our complex manufacturing sites and processes.
Our Electronic Materials business offers high-quality sputtering targets, electronic polymers, thermal solutions, high-purity etchants and wash solvents for use in front-end and back-end semiconductor manufacturing. We are a leading manufacturer of sputtering targets, particularly copper manganese targets, for which we developed a unique extrusion process allowing high control over grain structure. Our Electronic Materials business also offers electronic polymers, used in front-end semiconductors, and thermal solutions such as integrated heat spreaders and thermal interface materials. Our electronic polymers are well suited for advanced semiconductor manufacturing needs such as planarization, gap-fill, hard mask and doping. Our high-performance thermal solutions, especially phase change materials, benefit from growth associated with battery inverters used in electric vehicles and GPU cooling in data centers. We also provide high-purity electronic wet chemicals such as etchants and blends, solvents and wafer-thinning materials.
Our Safety & Defense Solutions business offers specialty fibers made from UHMWPE materials, sold under our Spectra brand. Our fibers are used in military, law enforcement, industrial, commercial and life sciences applications. Spectra fiber offers superior performance relative to our competitors and significantly lighter weight than steel, making it a preferred choice in applications such as industrial ropes and fishing lines. Spectra fibers are sold directly to manufacturers of end products such as armor, rope, fishing lines and medical devices. We are a global leader in high-end, lightweight armor technology, maintaining strong governmental relationships through which we continually develop and refine our fiber technologies. As we continue to innovate and leverage our R&D capabilities, we see opportunities for further growth with even more advanced fibers.
Our Research & Performance Chemicals business primarily offers high-purity chemicals and research chemicals, in addition to specialty waxes and additives. We produce and refine various chemicals, including HF, inorganic compounds, organic compounds and fluorine salts. Our research chemicals business provides high-purity chemicals, such as solvents and Hydranal titration reagents, used in laboratory applications. Our solutions support battery systems transitioning to dry manufacturing processes. Within Research & Performance Chemicals, we acquire, process and resell materials to customers and are developing new chemical recycling solutions to help reduce waste.
R&D and Innovation
The R&D capabilities of our ESM segment are primarily located within the manufacturing plants of their respective businesses and product lines. We conduct R&D primarily in-house, leveraging national or university laboratories where applicable, and tailor our approach specifically to each business. The co-location of R&D teams and production plants accelerates our innovation speed and ensures we remain highly attuned to our customers’ needs. We combine our R&D centers within manufacturing plants with pilot plants to test new solutions, applications and materials during the production process and their final applications. Additionally, our ESM segment benefits from customer interactions in co-development processes, where we develop customer-specific solutions and applications.
Industry, End Markets and Competition
Through our three distinct business lines within ESM, we serve highly attractive end markets with opportunities for further growth and product innovation, particularly in the semiconductor, life sciences and defense end markets.
The semiconductor industry is forecasted to grow significantly above GDP rates, with leading-edge semiconductors expected to grow even faster. As a leading supplier of copper manganese and ultra high purity titanium sputtering targets, we work directly with leading-edge semiconductor fabricators. We are among the highest-reliability producers of sputtering targets and maintain strong capabilities in copper manganese and titanium targets, supplying high-performance products for top semiconductor companies’ manufacturing processes. Additionally, the convergence of front-end fabrication and back-end advanced packaging technologies is driving further demand for high-purity metals, polymers, etchants and solvents, creating additional tailwinds for our Electronic Materials business. We also collaborate with leading semiconductor manufacturers and OEMs to provide premium thermal solutions, building on our current portfolio of heat spreaders and thermal interface materials. In our thermal solutions offering, we expect significant growth due to increasing needs for efficient heat transfer in electric vehicle batteries and GPU data center cooling.
The Safety & Defense Solutions business competes across diverse end markets, including defense, life sciences and commercial applications. Given that Spectra fibers are primarily used in military and law enforcement applications, this business’s growth is closely tied to global defense spending, which we expect to continue to increase. When demand in military spending weakens, we usually see demand for law enforcement equipment pick up, benefiting from our exposure to both markets.
The Research & Performance Chemicals business serves a wide range of end markets, including pharmaceuticals, oil and gas, chemicals, authentication, automotive, oral care and construction. Our research chemicals business is a leading supplier of high-purity chemicals to the pharmaceutical market. Our specialty additives business also benefits from high-growth battery system applications, as we currently support battery manufacturers in transitioning to dry-process manufacturing.
ESM faces competition across its products and end markets from established companies. Due to our large, specialized product offering across various end markets, our ESM segment faces a wide variety of competitors, different for each of our major product lines.
Sales, Distribution Channels and Customers
The ESM sales team is organized by business. Our sales team works closely with our marketing organization, which specifically supports areas such as sales excellence and operations, sales analytics, and technology and digital tools to improve customer experience, channel access and pricing dynamics.
Globally, the ESM segment serves over 2,400 customers. Our 10 largest customers accounted for approximately 10% of Solstice sales in 2025. No single ESM customer accounted for more than 5% of Solstice sales in 2025.
We primarily distribute our products directly to other manufacturers within the value chain, who then deliver final products to end customers. We maintain longstanding relationships with leading semiconductor and technology players in our Electronic Materials business. Within our Safety & Defense Solutions business, we sell Spectra fibers to armor manufacturers. We maintain a strong relationship with the U.S. government as an end user, as it establishes quality standards for armor technology products. Our Research & Performance Chemicals business sells directly to semiconductor, battery and pharmaceutical manufacturers, as well as research labs and consumer brands. We maintain close relationships with our direct manufacturer customers through collaboration between our product development teams, alignment of our R&D pipeline with customers’ technology roadmaps, trade shows and recurring touchpoints with customers’ top-level management.
Seasonality and Cyclicality
The ESM portfolio experiences a moderate degree of cyclicality, primarily due to exposure to inherently cyclical end markets such as semiconductors and construction. These industries are sensitive to economic fluctuations, with our Electronic Materials business tied to semiconductor fabrication cycles and our Research & Performance Chemicals business influenced by trends in building and infrastructure investments, life sciences and pharmaceutical innovation cycles. While seasonality has limited impact on our operations, prolonged periods of reduced investment or demand—such as downturns in semiconductor fabrication spending or construction activity—could adversely affect our performance. Currently, we benefit from increases in semiconductor investments, driven by the rapid advancement of AI. Additionally, our Electronic Materials business benefits from the rapid growth in data centers, which are expected to have lower cyclicality compared to traditional semiconductor manufacturing due to anticipated sustained demand for advanced technology infrastructure.
Raw Materials
Our supply chains are designed for maximum competitiveness through advantaged sourcing of key raw materials. Starting with our sourcing agreements, we utilize a mixture of fixed and market-based pricing and engage in long-term supply contracts to ensure reliable raw material availability. The majority of our raw material supply is under contract. We benefit from both a strong global presence and local relationships to maximize our sourcing efforts. Our sourcing teams collaborate closely with supply chain and production leadership to develop strategies that secure adequate raw material supplies. We had adequate supplies of raw materials in 2025 and anticipate continued adequate supplies in 2026.
Our primary raw materials include chlor-alkali based materials, ethylene, polyethylene, wet Spar and copper. We source raw materials from global and regional suppliers and where possible maintain multiple supplier relationships to protect against supply disruptions and potential price increases, including as a result of the impact of the imposition of tariffs or other trade actions impacting raw materials we source from global trade counterparties. To further mitigate the risk of raw material unavailability and cost fluctuations, we introduced raw material substitutions where feasible. Additionally, we secured long-term contracts with key suppliers and increased customer contracts that include raw material price pass-through terms. We do not believe the loss of any particular supplier would materially impact our business.
See Item 1A. “Risk Factors” for additional information on supply chain constraints.
Manufacturing and Processing
Our core principles are to manufacture in proximity to our customers to provide high supply chain security, protect against geopolitical uncertainty, maintain a lean and efficient manufacturing setup to optimize cost structure, and leverage our common global manufacturing and R&D platforms.
Our manufacturing organization is structured to effectively serve all global markets in which we operate. Most manufacturing sites specialize in one or two product lines within their respective segments, allowing them to develop strong manufacturing know-how and support our industry-leading positions. We emphasize strong collaboration between our manufacturing sites and IT teams to implement state-of-the-art planning and scheduling systems, predictive maintenance programs and future integration with Solstice operating model initiatives to enhance throughput, quality, and production safety, as well as to decrease manufacturing downtimes.
We leverage production capabilities, inventory management and logistics across the RAS and ESM segments where applicable. We consolidate our processes and logistics for finished goods across both segments, leveraging domestic and global logistics through distribution centers.
We have significantly invested in health, safety and environment initiatives over the past three years and have instilled safety as a core value by elevating our safety culture throughout the organization. We have improved our safety culture by implementing new safety committees, focusing on behavior based safety (BBS), creating job safety analysis (JSA)/hazard recognition improvement strategies, and developing tools, processes and reporting structures.
Intellectual Property
Intellectual property—including patents, trademarks and unpatented proprietary technology (including trade secrets and know-how)—is critical to maintaining our technology leadership and competitive edge. Our business strategy generally involves filing patent applications globally for proprietary new products, applications and manufacturing technology unless we determine to protect such products and technology (or portions of such products and technology) through trade secrets rather than patents, taking into consideration the nature of the products and technologies at issue, as well as the nature of the protections afforded by patents and trade secrets in applicable jurisdictions. We actively work on a global basis to create, defend and enforce our intellectual property rights. The protection afforded by patents and trademarks varies by country, scope of an individual patent and trademark, and availability of legal remedies in each country. Although certain proprietary intellectual property rights are important to our company’s success, we do not believe that we are materially dependent on any particular patent or trademark. Securing our intellectual property is critical to maintaining our technology leadership and competitive position, especially with respect to new technologies or extensions of existing technologies. As of December 31, 2025, we owned over 5,700 issued patents and pending patent applications worldwide to protect our R&D investments in new products and technology, and we have access to certain other patent portfolios through various strategic relationships. Unpatented proprietary technology (including trade secrets and know-how) is an important part of our intellectual property portfolio, and various aspects of our products and manufacturing processes are kept as trade secrets, which from time to time may be licensed to third parties in connection with our business operations. We seek to protect our trade secrets and other confidential and proprietary information through comprehensive internal and external controls, including policies, procedures, contractual protections including confidentiality agreements with our employees and third parties and we employ an intellectual property protection manager for certain projects.
Our RAS segment is an innovation leader in the markets in which it participates. With over 4,000 issued patents and pending patent applications globally, we have one of the largest patent portfolios in these markets. Additionally, the business benefits from various third-party patent portfolios to which it has access through various strategic relationships. With respect to R-1234yf, while certain patents relating to applications of the technology have expired or are near expiration, we own certain composition patents covering the molecule with expiration dates ranging into the 2030s and patents covering other aspects of our Solstice refrigerants portfolio, including refrigerant blends containing R-1234yf and methods of making R-1234yf, with varying expiration dates at least into the mid-2030s. Given the experience obtained from the number of manufacturing plants that we built ourselves or in partnership with others, we have a significant amount of unpatented technology in the form of know-how and trade secrets, which we believe provides the business with a competitive advantage. We consider various trademarks such as Solstice, Enovate, Genetron and Aclar to be valuable assets.
Our ESM segment is a technology and innovation leader in the majority of the markets in which it participates. Because some foundational patents have expired, our ESM segment relies upon proprietary knowledge, continuing technological innovation and trade secrets to develop and maintain our competitive position in this sector. Nevertheless, within this segment, we hold significant intellectual property in the form of trade secrets and patents, and, while we believe that no single patent or trade secret is material in relation to our combined business as a whole, we believe that our patents and trade secrets are material in the aggregate. Our proprietary gel-spinning process to manufacture Spectra fiber and our proprietary extrusion process to manufacture sputtering targets are important parts of our technology, and our business could be harmed if our trade secrets are not maintained in confidence. Within our ESM segment’s intellectual property portfolio, we consider our Spectra, Gold Shield, Fluka and A-C trademarks to be valuable assets.
We have certain strategic collaborations and cross-licenses with third parties. For example, the RAS segment partners with others to solve time-critical, high-value and often high-risk customer problems. Agreements governing these cooperations may provide each party with access to relevant intellectual property of the other to enable each party to commercialize the developed solution.
Trademarks and Copyrights
We own or have rights to various trademarks, logos, service marks and trade names that we use in connection with the operation of the business (including certain trademarks, logos and trade names, which are used under license from Honeywell). We also own or have the rights to copyrights that protect the content of our products. Solely for convenience, certain of our trademarks, service marks, trade names and copyrights referred to in this Annual Report on Form 10-K are listed without the ™, ® or © symbols, but such references do not constitute a waiver of any rights that might be associated with the respective trademarks, service marks, trade names and copyrights included or referred to in this Annual Report on Form 10-K.
Regulatory and Environmental Compliance
Solstice Advanced Materials operates in a constantly evolving regulatory environment, and we are subject to numerous and increasingly complex federal, state, local and foreign legal and regulatory requirements for our operations and products. It is our practice to identify potential regulatory risks early in the R&D process and manage them proactively throughout the product lifecycle through routine assessments, protocols, standards, performance measures and audits. Governing bodies regularly issue new regulations or amend existing ones. We have implemented global systems and procedures designed to ensure compliance with existing laws and regulations.
We work collaboratively with a number of stakeholder groups, including government agencies, trade associations and non-governmental organizations, to proactively engage in federal, state and international public policy processes ranging from climate change to chemical management. We also have ongoing interactions with our suppliers, carriers, distributors and customers to achieve similar product stewardship.
See Item 1A. “Risk Factors” and Note 20 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information on government regulation and environmental matters that could impact our business and current regulatory commitments and legal proceedings, respectively.
Human Capital
As of December 31, 2025, we had approximately 4,100 employees, over 300 of whom are technologists and engineers in our R&D operations. Nearly all of our European employees and approximately 16% of our U.S. employees are part of a union or works council. We believe that our relations with our employees, unions and works councils have generally been and continue to be very good.

We invest significantly in our employees through multiple programs designed to attract and retain talent and support employee productivity. For example, we established the Early Career Engineer Rotational Program (“ECERP”), which helps us attract and retain early-career engineering talent. ECERP allows engineering graduates and final-year college students to experience diverse roles across divisions and manufacturing sites within our business units. This program helps our early-career talent identify the right teams for them and helps the Company build talent from within. Programs such as ECERP remain key to the Company’s success in recruiting the right talent. We also leverage technology platforms to boost employee productivity. These platforms provide mechanical integrity for our complex manufacturing sites and processes, sales pipeline management, analytical pricing software and data warehousing, all being integrated into one consolidated ERP system. Technological advancements allow us to benefit from increased employee output and satisfaction through tracking tools, collaboration opportunities, best-practice blueprints, sales training materials, customer support platforms and more.
Continuous investment by Solstice Advanced Materials in our employees has yielded strong results, including an annually improving voluntary attrition ratio. We actively manage turnover risk using proprietary technology and ongoing employee interactions. Our internal employee engagement surveys achieve over 90% participation rates, and we have experienced improved employee satisfaction results over the last three years.
Industry and Market Data
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity and market share, is based on information from third-party sources, our own analysis of data received from these third-party sources, our own internal data, commissioned market research and management estimates. We derive management estimates from publicly available information, our knowledge of our industry and assumptions based on such information and knowledge, which we believe to be reasonable. Assumptions and estimates of our and our industry’s future performance are subject to a high degree of uncertainty and risk due to a variety of factors, including those described under Item 1A. “Risk Factors” of this Annual Report on Form 10-K. These and other factors could cause future performance to differ materially from our assumptions and estimates. For additional information, see Item 1A. “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” of this Annual Report on Form 10-K.
Available Information
We are subject to the reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”). Consequently, we are required to file reports and information with the U.S. Securities and Exchange Commission (“SEC”), including reports on the following forms: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are also accessible on our website at www.investor.solstice.com by clicking on the section labeled “Financials” and then on “SEC Filings.” These reports are made available, without charge, as soon as it is reasonably practicable after we file or furnish them electronically with the SEC at www.sec.gov. Information contained on or accessible through, including any reports available on, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K or any other report or document we file with the SEC. Any reference to our website in this Annual Report on Form 10-K is intended to be an inactive textual reference only.

ITEM 1A. RISK FACTORS
Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock risky, including risks relating to our business and operations, the Spin-off and our ongoing relationship with Honeywell, and our common stock and the securities market. This summary does not address all of the risks that we face. Please review the more detailed discussion in this Annual Report on Form 10-K before making an investment decision.

Risks Relating to Our Business and Operations
•Our limited operating history as an independent, publicly traded company, and our historical consolidated financial information may not predict future results.
•Failure to innovate or adapt to new technologies could adversely affect our profitability.
•Exposure to risks associated with volatile global economic environment and geopolitical conditions.
•Fluctuations in raw material prices, inflation, supply chain disruptions or supplier performance may increase costs or impact our operations.
•Increasingly complex and changing government regulations may require additional costs or product changes.
•Climate change and related regulations or shifts in customer demand could negatively affect our business.
•Negative public or political perceptions of nuclear energy and radioactive materials could adversely affect us.
•Significant international operations expose us to foreign exchange, regulatory, and political risks.
•Tariffs or trade restrictions could negatively affect our business.
•Our outstanding indebtedness could adversely affect our business and financial flexibility.
•We may not be able to obtain additional capital that we need in the future on favorable terms or at all.
•Intense competition may result in pricing pressure, reduced margins, or loss of market share.
•Seasonal and cyclical market conditions may cause variability in financial results and liquidity.
•Concentrations of credit, counterparty, and market risk may adversely affect us.
•Failure to successfully execute or effectively integrate acquisitions or complete potential divestitures.
•We face risks associated with our joint ventures and strategic co-development partnerships.
•Inability to attract or retain qualified personnel could adversely affect our business.
•Risk of exposure to material environmental liabilities from current or predecessor operations.
•Hazards inherent in chemical manufacturing may result in accidents, losses, or reputational harm.
•Significant decommissioning and remediation expenses may arise if we shut down manufacturing or other sites.
•Uncertainty regarding outcomes of litigation, government proceedings and other contingencies.
•Cybersecurity attacks or data privacy or information security breaches could materially impact our business and reputation.
•Material disruptions to operations, including at manufacturing facilities or in IT infrastructure, could affect us.

•Increasing stakeholder focus on sustainability and related disclosures may impact our business and reputation.
•Failure to protect or enforce intellectual property or infringement claims could negatively affect us.
•Changes in tax law, regulation or jurisdictional mix of earnings could adversely affect our tax liabilities.
•We may be required to make significant cash contributions to the defined benefit pension plans that we sponsor.
•Failure to maintain proper and effective internal controls could impair financial reporting and harm our stock price and access to capital.
Risks Relating to the Spin-off
•The Spin-off could result in significant tax liability to Honeywell and its shareowners, and we may be required to indemnify Honeywell for certain taxes.
•We are restricted from certain actions to preserve the intended tax-free treatment of the Spin-off, which may limit our flexibility.
•We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-off.
•We may not be able to make necessary changes to operate independently and may incur increased costs.
•Potential business conflicts of interest with Honeywell may arise.
•Certain of our directors and employees may have conflicts of interest because of their financial interests in Honeywell.
•Transitioning IT infrastructure post-Spin-off may result in additional costs or business interruptions.
•Restrictions under the Intellectual Property Cross-License Agreement may limit our ability to develop or commercialize certain products or enforce certain intellectual property.
•We assumed and agreed to indemnify Honeywell for certain liabilities, which could negatively impact our financial results.
•The Spin-off and related transactions may expose us to potential liabilities under fraudulent conveyance laws and dividend requirements.
Risks Relating to Our Common Stock and the Securities Market
•Our stock price may fluctuate significantly.
•Future dividends are not guaranteed and may be limited by our indebtedness.
•Your percentage ownership in the Company may be diluted in the future.
•Certain provisions in our governing documents and Delaware law may discourage takeovers.
•Exclusive forum provisions may limit your ability to bring certain legal actions.

Risk Factors

You should carefully consider all of the information in this Annual Report on Form 10-K and each of the risks described below, which we believe are the material risks that we face. Any of the following risks, as well as other risks not currently known to us or that we currently consider immaterial, could materially and adversely affect our business, financial condition, results of operations and cash flows and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. All forward-looking statements made by us are qualified by the risks described below. Disclosures of risks should not be interpreted to imply that the risks have not already materialized. The following risk factors should not be considered to represent a complete set of all potential risks that could affect us.

Risks Relating to Our Business and Operations
We have limited operating history as an independent, publicly traded company, and our historical consolidated financial information is not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.
We derived our historical consolidated financial information from Honeywell’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent, publicly traded company during the periods presented or those that we will achieve in the future. This is primarily because of the following factors:

•Prior to the Spin-off, we operated as part of Honeywell’s broader corporate organization, and Honeywell performed various corporate functions for us. Our historical consolidated financial information reflects allocations of corporate expenses from Honeywell for these and similar functions. These allocations may not reflect the costs we have begun, and will continue, to incur for similar services in the future as an independent publicly traded company.
•We have entered into agreements governing transactions with Honeywell that did not exist prior to the Spin-off, such as Honeywell’s provision of transition and other services and brand licensing agreements, and have undertaken indemnification obligations, which have resulted in, and will cause us to incur, new costs. In connection with the Spin-off, we entered into certain agreements with Honeywell which provide for the performance by each company of various obligations for the benefit of the other for a period of time after the Spin-off. These agreements include a Separation and Distribution Agreement (the “Separation Agreement”), a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Cross-License Agreement, a Trademark License Agreement and an Accelerator License Agreement. If Honeywell is unable to satisfy its obligations under these agreements, including its indemnification obligations, our Company could incur operational difficulties or losses. If we do not have in place our own systems and services, and do not have agreements with other providers of these services when the transitional or other agreements terminate, or if we do not implement the new systems or replace Honeywell’s services successfully, we may not be able to operate our business effectively, which could disrupt our business and have an adverse effect on our business, financial condition and results of operations. These systems and services may also be more expensive to install, implement and operate, or less efficient than the systems and services Honeywell is expected to provide during the transition period.
•The portion of our historical consolidated financial information in respect of time periods prior to the Spin-off does not reflect changes that have occurred as a result of our Spin-off from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our business. As part of Honeywell, we enjoyed certain benefits from Honeywell’s operating diversity, size, brand, reputation, purchasing power, borrowing leverage and available capital for investments, and we no longer have access to these benefits after the Spin-off. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets on terms as favorable to us as those we obtained as part of Honeywell prior to the Spin-off, and our business, financial condition, results of operations and cash flows may be adversely affected. In addition, our historical consolidated financial data does not include an allocation of interest expense comparable to the interest expense we have incurred or will incur following the Spin-off, including interest expense in connection with the incurrence of indebtedness at the Company.
Although a portion of our business historically operated as a specialty materials company prior to its consolidation with Honeywell, our current business has limited operating history as an independent, publicly traded company outside the broader Honeywell operating environment. In addition, uncertainty related to our operations following the Spin-off may lead customers and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in our existing business relationships, or cause them to consider entering into business relationships with parties other than us.
We may face operational inefficiencies as we make changes to our operations to enable us to operate our business independently following the Spin-off. We also face additional costs and demands on management’s time associated with being an independent, publicly traded company, including costs and demands related to corporate governance, investor and public relations and public reporting. In addition, while we were profitable as part of Honeywell, we cannot assure you that our profits will continue at a similar level as we operate as an independent, publicly traded company. For additional information about our past financial performance and the basis of presentation of our Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical audited Consolidated Financial Statements, and the Notes thereto, included elsewhere in this Annual Report on Form 10-K.
If we are unable to innovate and successfully introduce new products, or new technologies or processes reduce the demand for our products or the price at which we can sell products, our profitability could be adversely affected.
Our industries and the end-use markets into which we sell our products experience periodic technological changes and product improvements, as well as changes in mandates on or regulation of products and services. For example, certain end markets of our Refrigerants business are in the process of transitioning to regulatory-compliant next-generation LGWP refrigerants and may in the future be impacted by regulations of fluorinated chemistries. Our future growth will depend on our ability to gauge the direction of commercial and technological progress and regulatory change in key end markets, our ability to fund and successfully develop, manufacture and market products in such changing end markets, and our ability to adapt to changing needs and market trends accurately. However, we may be unable to develop new products or technologies, either alone or with third parties, or license intellectual property rights from third parties on a commercially competitive basis. If we fail to keep pace with the evolving technological innovations in our end markets on a competitive basis, including with respect to innovation related to the development of alternative uses for, or application of, products developed that utilize such end-use products, our business, financial condition, results of operations and cash flows could be adversely affected. We also cannot predict whether technological innovations will, in the future, result in a lower demand for our products or affect the competitiveness of our business. We may be required to invest significant resources to adapt to changing technologies, markets, customer behaviors and demands, competitive environments, and laws, regulations or enforcements. We cannot anticipate market acceptance of new products or future products. In addition, we may not achieve the expected benefits associated with new products developed to meet new laws, regulations or enforcements if the implementation of such laws, regulations or enforcements is delayed, and we may face competition from illegal or counterfeit products in regulated markets.
Our business is exposed to risks associated with the volatile global economic environment and geopolitical conditions.
Adverse changes in economic or geopolitical conditions, particularly in locations where our customers, suppliers, or operations are located, as well as concerns about a range of other external factors, including global trade and global supply chain, developments in energy prices, inflation, interest rates, changes in government monetary or fiscal policies, import or export restrictions, tariffs and other trade barriers and restrictions, political instability or social unrest, labor market challenges, currency exchange rate volatility and a potential economic downturn or recession, could have a material adverse effect on our business, results of operations, cash flows, and financial condition and may adversely impact our ability to provide products and services in a timely manner, or at all, and the demand for our products and services. High inflation and interest rates increase our cost of capital and could reduce the number of customers who purchase our products and services as credit becomes more expensive or less available. The consequences of geopolitical conflicts, and the confrontation, escalation, or resolution thereof, including the war in Ukraine, conflict in the Middle East, which have resulted in sanctions and other measures imposed by the EU, the U.S., and other countries in response, and possible conflicts that could emerge in other geopolitically sensitive areas, such as the Greater China region, have also caused and may continue to cause disruption and instability in global markets, supply chains and industries that could negatively impact our businesses, results of operations, cash flows, financial condition, and pose reputational risks. In addition, our customers and suppliers could be affected directly by an economic downturn or recession and some could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies, and other financial hardships, which could adversely impact customer demand for our products as well as our ability to manage normal commercial relationships with our customers and suppliers. Depending on their severity and duration, the effects and consequences of global economic and political conditions could have an adverse impact on our results of operations, cash flows, and financial condition.
Raw material price fluctuations, inflation, scarcity, the ability of key suppliers to meet quality and delivery requirements or catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers and cause us to incur significant liabilities.
The cost of raw materials is a key element in the cost of our products. As of December 31, 2025, the majority of our raw material supply was under contract. While we have implemented mitigation strategies designed to reduce the impact of supply chain disruptions, any inability to source necessary materials when and as needed, or to offset material price or labor inflation through increased prices to customers, market-based or long-term fixed price contracts with suppliers, productivity actions or commodity hedges could adversely affect our results of operations, including our ability to meet our production schedules and project deadlines in a timely and efficient manner.
Although our global sourcing teams collaborate closely with supply chain and production leadership to develop strategies that secure adequate raw material supplies, it is difficult to predict what effects shortages or price increases, in addition to other supply chain disruptions, may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. In addition, the scarcity of certain raw materials, including wet Spar, and/or current or future global economic uncertainty, including inflation and high interest rates, the impact of trade actions (including the imposition of tariffs or other trade actions impacting raw materials we source from global trade counterparties), supply chain and labor disruptions, unemployment rates, banking instability, any U.S. government shutdown, any downgrades in the U.S. government’s sovereign credit rating, public health crises, volatile financial markets, geopolitical instability and regional conflicts, social unrest and potential recession, may affect the financial stability of our key suppliers or their access to financing, which may in turn affect their ability to perform their obligations to us. If one or more of our suppliers experiences financial difficulties, delivery delays or other performance problems, our resulting inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.
In addition, construction or other capital projects at our facilities have in the past resulted and could in the future result in manufacturing delays or increased costs, and our businesses, financial condition, results of operations and cash flows have in the past been and could in the future be adversely impacted by the inability to complete such projects within anticipated time frames or within our cost estimates or if such projects do not result in the anticipated benefits. Further, short-term or sustained increases in demand for our products or services could exceed our manufacturing or service capacity or otherwise strain our supply chain, resulting in our inability to meet demand for our products and services and adverse impacts to our business and operations.
In an effort to reduce the impact of current and future supply chain disruptions, we have implemented short-term and long-term strategies to reduce the impact of such disruptions, including pricing actions, longer-term planning for constrained materials, material supply tracking tools, direct engagement with key suppliers to meet customer demand and development of new or redesigned products that satisfy our product quality controls and engineering qualifications and/or any applicable regulatory requirements. We cannot provide any assurance that our mitigation strategies will continue to be successful, or that we will be able to alter our strategies or develop new strategies if and as needed.
Our products and operations are subject to numerous and increasingly complex government regulations, which may be subject to change, and compliance with these regulations could require us to incur additional costs or to reformulate or discontinue certain of our products and could have a significant impact on our business, financial condition, results of operations and cash flows.
Our operations are significantly influenced by the regulatory and legislative environment in which we operate. Our products, technologies and services are subject to numerous and increasingly complex, federal, state, local and foreign laws and regulations. This legal framework includes customs regulations, import and international trade laws, export controls, antitrust laws, environmental and chemical manufacturing, regulations and treaties related to security and controlled materials, global climate change, health and safety requirements, zoning and occupancy laws and regulatory record-keeping and reporting obligations; all of which impact the manufacture, import, export, promotion and sale of our products, the operation of our production and distribution facilities, and our relationships with our customers, suppliers, employees and competitors.
Our products and manufacturing processes are also subject to numerous ongoing reviews by certain governmental authorities. Governmental, regulatory and societal demands for increasing levels of product safety (such as chemical composition, packaging and labeling) and environmental protection (such as the management, movement and disposal of hazardous substances and increased societal demand for regulation to reduce greenhouse gas (“GHG”) emissions or otherwise restrict the use of manufacture and use of hazardous substances) are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry. Such regulations include (or may in the future include), but are not limited to:
•U.S.-based regulations, such as the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the RCRA and similar state and global laws for management and remediation of hazardous materials, the Clean Air Act and Clean Water Act and similar state and global laws for the protection of air and water resources, the Toxic Substances Control Act (TSCA) and the American Innovation in Manufacturing Act of 2020, which requires the phase down of certain HFCs by 85% from historic baseline levels by 2036;
•foreign chemical control regulations, such as the EU’s REACH (Registration, Evaluation, Authorization and Restriction of Chemicals), the EU F-Gas Regulation and similar regimes that have now been adopted in several other countries, the Chemical Substances Control Law in Japan, MEP Order No. 12 in China and the Toxic Chemical Substance Control Act in Taiwan for the production and distribution of chemicals in commerce and reporting of potential adverse effects;
•emerging sustainability regulations in the EU and globally, including, but not limited to, the Corporate Sustainability Reporting Directive, its transposition in EU countries, and the EU Taxonomy for sustainability targeted activities;
•numerous other local, state, federal and foreign laws, regulations and enforcements governing materials movement, packaging, labeling and disposal, including bans and moratoria on certain substances and chemicals; and
•other potential future regulations related to fluorinated chemistries or other industries in which we operate, or the strengthening of existing regulations applicable to us, such as the REACH Recast, a large-scale revision of the current REACH regulation that will, among other things, expand the in-scope hazardous substances subject to REACH and strengthen enforcement and auditing processes.
Compliance with all of these regulations and adaptation to changes in our regulatory environment, particularly in, but not limited to, the U.S., the EU and the Greater China region, has in the past required, and may in the future require, us to incur significant costs and capital expenditures, including to maintain comprehensive data management systems, and could lead us to redesign our products or supply chain to ensure compliance with the applicable standards or use different types or sources of materials, which could have an adverse impact on the efficiency of our manufacturing process, the performance of our products, add greater testing lead-times for product introductions or other similar effects. From time to time, we may face challenges related to regulatory compliance, especially in an ever-changing regulatory landscape, and may be subject to regulatory penalties and other government proceedings, which could have a material adverse effect on our business and financial condition. Any of these changes or challenges could materially alter our market share and reputation, or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.
Global climate change and related regulations and changes in customer demand could negatively affect our business, financial condition, results of operations and cash flows.
The effects of climate change could create financial risks to our business. For example, the effects of physical impacts of climate change could disrupt our operations by impacting the availability and cost of materials needed for manufacturing, exacerbate existing risks to our supply chain, disrupt our operations, and increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks. We could also face indirect financial risks passed through the supply chain and disruptions that could result in increased prices for our products and the resources needed to produce them.
The growing focus on addressing global climate change has resulted in more regulations designed to reduce GHG emissions and more customer demand for products and services that have a lower carbon footprint or that help businesses and consumers reduce carbon emissions throughout their value chains. These regulations tend to be implemented under global, national and sub-national climate objectives or policies, and target the global warming potential of refrigerants, energy efficiency and the combustion of fossil fuels. Although we offer and continue to invest in developing solutions that help our customers meet their carbon reduction and sustainability goals, many of our products combust fossil fuels, consume energy and use refrigerants. Regulations and carbon reduction goals which seek to reduce GHG emissions could reduce demand for such products and present a risk to our business. We may be required to further increase R&D and other capital expenditures in order to develop offerings that meet these new regulations, standards and customer demands. There can be no assurance that our new product development efforts will be successful, that our products will be accepted by the market, or that economic returns will reflect our investments in new product development. Moreover, policy initiatives or regulatory changes deemphasizing goals for reducing GHG emissions, including, for example, executive orders issued by the current U.S. administration with respect to climate change and the EPA's draft rule to rescind its prior determination that GHG emissions pose a danger to public health and welfare, could reduce the demand for products in this area and, in turn, the value of our investments into such products.
We and our customers operate in a politically sensitive environment, and negative public and political perceptions of nuclear energy and radioactive materials could materially and adversely affect us, our customers, and the markets in which we operate.
Successful execution of our Nuclear (AES) business is dependent upon public support for nuclear power, in general, in the U.S. and other countries. The risks associated with uses of radioactive materials at our AES Facility and the public perception of those risks can affect our business. Opposition by third parties can delay or prevent the licensing and construction of new nuclear facilities and in some cases can limit the operation of nuclear facilities. Adverse public reaction to developments in the use of nuclear power could directly affect our business and indirectly affect our customers’ businesses. In addition, journalists, trade press and other third parties, potentially including one or more of the agencies with regulatory jurisdiction over us, may publish statements that negatively affect the public or political perception of us. We may also face adverse public or political perception due to a variety of environmental and social factors, including as relevant standards continue to evolve. Stakeholder and policymaker expectations on such matters are not uniform, and any failure to successfully navigate such expectations may result in various adverse impacts. Adverse public opinion or political perceptions or changes in applicable international treaties could result in increased regulatory requirements and costs, reduced access to or higher prices for raw materials and intermediates, or increase the likelihood that our operations are subject to liabilities or adverse claims. In the past, adverse public reaction, increased regulatory scrutiny and related litigation contributed to extended licensing and construction periods for new nuclear power plants, sometimes delaying construction schedules by decades or more, or even shutting down operations at already-constructed nuclear power facilities. To the extent that negative public and/or political perception of the nuclear fuel industry and radioactive materials, or changes in applicable law, regulations or international treaties, materially and adversely impacts our Nuclear (AES) business, our business, financial condition, results of operations and cash flows may also be materially and adversely impacted. In addition, if we were forced, or otherwise determined, to shut down the AES Facility, we may incur material costs.
A significant percentage of our sales and operations is in non-U.S. jurisdictions and is subject to the economic, political, regulatory, foreign exchange and other risks of international operations.
Our international operations represented approximately 43% of our net sales based on country of origin (or 57% of our net sales including U.S. exports) for the year ended December 31, 2025. Risks related to international operations include exchange control regulations, wage and price controls, fluctuations in foreign currency exchange rates, antitrust regulations, employment regulations, foreign investment laws, import, export and other trade restrictions and barriers (such as tariffs, sanctions and embargoes), differing levels of protection of intellectual property, acts of industrial espionage, violations by our employees of anti-corruption laws (despite our efforts to mitigate such risk), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, acts of terrorism, acts of war, civil strife, social or political activism, boycotts and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Instability and uncertainties arising from the global geopolitical environment, the impacts of war and other geopolitical events (including, but not limited to, the war in Ukraine, the conflict in the Middle East, and the growing geopolitical tensions in the Greater China region), and the evolving international and domestic political, regulatory and economic landscape, including changes in global trade policies, such as sanctions and trade barriers, and trends such as populism, economic nationalism and negative sentiment toward multinational companies, as well as the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.
Existing free trade laws and regulations provide certain beneficial duties and tariffs for qualifying imports and exports. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products or from where we import products or raw materials, either directly or through our suppliers, could have an impact on our competitive position and financial results.
The conflict between Russia and Ukraine has led to sanctions, export and import controls, and trade restrictions by the U.S. and other countries against Russian and Belarusian governments, government-related entities and other entities and individuals. In retaliation, Russia has taken actions against the U.S., the North Atlantic Treaty Organization members, and other nations. The evolving conflict may worsen existing conditions or cause new impacts, such as escalation in other European regions where we operate, increased U.S.-Russia tensions, and other unforeseen effects. These could result in higher costs, operational impacts, and adversely affect our financial position, ability to meet obligations, and overall financial condition. Continued escalation of the conflict may further impact our financial results and other disclosed risk factors.
Operating outside of the U.S. also exposes us to foreign exchange risk, which we monitor and seek to reduce through hedging activities. However, foreign exchange hedging activities bear a financial cost and may not always be available to us or be successful in eliminating such volatility. Finally, we generate significant amounts of cash outside of the U.S. that is invested with financial and non-financial counterparties. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the counterparties with whom we transact business could expose us to financial loss.
Operating outside the U.S. also exposes us to additional intellectual property risk. The laws and enforcement practices of certain jurisdictions in which we operate may not protect our intellectual property rights to the same extent as in the U.S. and may impose joint venture, technology transfer, local service or other foreign investment requirements and restrictions that potentially compromise control over our technology and proprietary information. Failure of foreign jurisdictions to protect our intellectual property rights, an inability to effectively enforce such rights in foreign jurisdictions or the imposition of foreign jurisdiction investment or sourcing restrictions or requirements could result in loss of valuable proprietary information and could impact our competitive position and financial results.
If significant tariffs or other restrictions continue to be placed on foreign imports by the U.S. and related countermeasures are taken by impacted foreign countries, our business, financial condition, results of operations and cash flows could be negatively affected.
The U.S. government has imposed significant tariffs on a wide range of products and other imports into the U.S. and could implement additional tariffs and barriers to trade. If significant tariffs or other restrictions continue to be placed on foreign imports and related countermeasures are taken by impacted foreign countries, our business, financial condition, results of operations and cash flows may be negatively affected. Current tariffs, along with other trade actions, have triggered retaliatory actions by certain affected countries, and other foreign governments may also impose trade measures, including reciprocal tariffs, on other U.S. goods in the future. These tariffs and other trade actions could further increase the cost of, and reduce demand for, our products, which would adversely impact our business. In addition, political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets.
We have outstanding indebtedness, and the degree to which we are leveraged could adversely affect our business, financial condition, results of operations and cash flow.
We have outstanding indebtedness, consisting of $1.0 billion of 5.625% Senior Notes due 2033 and a credit agreement (the “Credit Agreement”), which provides for (i) a seven-year senior secured first-lien term B loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”) and (ii) a five-year senior secured first-lien revolving credit facility with aggregate commitments of $1.0 billion (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). We have also entered into uncommitted bilateral letter of credit agreements, which provide letter of credit facilities in an aggregate amount of $750 million (the “Sidecar LC Facilities,” and together with the Credit Facilities, the “Senior Credit Facilities”). Our ability to make required payments on or to refinance our indebtedness, including our current debt as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, as well as the risk factors set forth herein. If we are not able to repay or refinance our debt as it becomes due, our Company may be forced to sell assets or take other actions. In addition, our ability to withstand competitive pressures and react to changes in our Company’s industry could be impaired by our debt service obligations. The Credit Agreement contains certain covenants that, among other things, limit the Company and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/repurchases, in respect of the Company and its subsidiaries’ equity interests, to engage in transactions with affiliates or amend certain material documents.

In addition, the Credit Agreement also contains financial covenants for the benefit of the lenders under the Revolving Credit Facility. Our ability to comply with such covenants and other restrictions may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A breach of any of these covenants, if applicable, could result in an event of default under the terms of this indebtedness. If an event of default occurred, the lenders would have the right to accelerate the repayment of such debt, and the event of default or acceleration could result in the acceleration of the repayment of any other debt to which a cross-default or cross-acceleration provision applies. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, and lenders could then proceed against any collateral. Any subsequent replacement of the agreements governing such indebtedness or any new indebtedness could have similar or greater restrictions. The occurrence and ramifications of an event of default could adversely affect our business, financial condition, results of operations and cash flows. Moreover, as a result of all of these restrictions, we may be limited in how we conduct our business and pursue our strategy, unable to raise additional debt financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities.

We may not be able to obtain additional capital that we need in the future on favorable terms or at all.
We may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, implement further marketing and sales activities, fund ongoing R&D activities, satisfy regulatory and environmental compliance obligations and national approvals requirements and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our solutions, the extent to which we invest in new technology and R&D projects and the status and timing of these developments. In addition, our ability to issue debt and/or equity securities, or enter into other financing arrangements, on terms acceptable to us could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions. Volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets. These conditions may adversely affect our ability to maintain our credit ratings. If our access to capital were to become constrained significantly, or if costs of capital increased significantly, due to lowered credit ratings, prevailing business conditions, the volatility of the capital markets or other factors, our business, financial condition, results of operations and cash flows could be adversely affected.
Moreover, prior to the Spin-off, we have historically relied on Honeywell for assistance in satisfying our capital requirements. We are no longer able to rely on the earnings, assets, cash flow or credit rating of Honeywell, and Honeywell will not provide funds to finance our capital requirements. We are responsible for obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements independent of Honeywell, and additional debt or equity financing may not be available to us on terms we find acceptable, or at all. Following the Spin-off, our access to and cost of debt financing may be different from the historical access to and cost of debt financing that was available to Honeywell. Differences in access to and cost of debt financing may result in differences in the margins charged to our Company on debt financings, as well as the amounts of indebtedness, types of financing structures and debt markets that may be available to our Company. In addition, Honeywell has agreed to provide us support through certain parent company guarantees that will remain in place during a transition period of up to 24 months following the Spin-off and as guarantor of or obligor for certain letters of credit and other credit support instruments that have been issued on our behalf during a transition period of up to 12 months following the Spin-off. These arrangements will have to be renegotiated in the future upon their expiration and may require incremental capital or borrowing capacity that might not be readily available on terms we find acceptable.
Even if we are able to obtain financing or access the capital markets as needed in the future, incurring additional debt may significantly increase our interest expense and financial leverage, and our level of indebtedness could restrict our ability to fund future development and acquisition activities. Also, regardless of the terms of our debt or equity financing, our agreements and obligations under the Tax Matters Agreement that address compliance with Section 355 of the Code, may limit our ability to raise capital through the issuance of equity securities. We believe that we have adequate capital resources to meet our projected operating needs, capital expenditures and other cash requirements for the foreseeable future. However, we may need additional capital resources in the future, and if we are unable to obtain sufficient resources for our operating needs, capital expenditures and other cash requirements for any reason, our business, financial condition and results of operations could be adversely affected.
Our ability to make payments on and to refinance any indebtedness, if applicable, will depend on our ability to generate cash from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due, our Company may be forced to sell assets or take other actions. In addition, our ability to withstand competitive pressures and react to changes in our Company’s industry could be impaired by our debt service obligations. Upon the occurrence of certain events of default under any agreements governing our Company’s indebtedness, the holders of such debt may, in some cases, elect to accelerate amounts due thereunder, which could potentially trigger a default or acceleration of our Company’s other debt.

We may be unable to compete successfully in the competitive markets in which we operate and, as a result, we may experience pricing pressure, fewer customer orders, reduced margins and the loss of market share.
We may be unable to compete successfully in the competitive markets in which we operate. In these markets, despite our strong market position, we encounter competition from numerous and varied competitors in all areas of our businesses. Some of our competitors have longer operating histories, greater resources, greater brand recognition (which may be exacerbated by the loss of Honeywell’s brand recognition following the Spin-off) and a larger base of customers than we do. As a result, we may lose business, customers and market share if we are unable to devote greater resources to R&D, manufacturing, formulation, promotion, sale or support of our products, withstand adverse changes in economic conditions or prices of raw materials, and/or maintain competitive pricing. In addition, our competitors could enter into exclusive arrangements with our existing or potential customers or suppliers which could limit our ability to generate sales, acquire necessary raw materials and/or significantly increase costs.
We operate in industries which are fragmented on a global scale and consolidation of our competitors could also place us at a competitive disadvantage and reduce our profitability by jeopardizing the strength of our positions in one or more of our markets, which could adversely affect our business, financial condition, results of operations or cash flow as well as our growth potential.
Our business is subject to both seasonal fluctuations and cyclical market conditions, which could cause variability in our financial results and liquidity.
Our financial results and liquidity are influenced by both the seasonality of our revenue and cash flow and the cyclical nature of the markets for many of our products. For example, the revenue from our RAS segment is subject to seasonal fluctuations, with sales activity generally being highest in the first half of the year, driven in part by seasonal demand and inventory build-up related to warmer weather and maintenance cycles in our Refrigerants business that peaks in the second quarter. Our Building Solutions & Intermediates business typically experiences peak sales in the fourth quarter due to weather conditions and increased construction project activity, and our Healthcare Packaging business experiences peak sales mid-year, ahead of the winter season when medication consumption typically increases. This seasonality across the businesses within our RAS segment impacts the comparison of our financial condition and results of operations on a quarter-by-quarter basis.
Additionally, the markets for certain of our products are cyclical. For example, our ESM segment experiences cyclicality, primarily due to inherently cyclical end markets such as semiconductors and construction. These industries are sensitive to economic fluctuations, with our Electronic Materials business tied to semiconductor fabrication cycles and our Research & Performance Chemicals business influenced by trends in building and infrastructure investment. In these end markets, prolonged periods of reduced investment or demand—such as downturns in semiconductor fabrication spending or construction activity—could adversely affect our performance. The cyclicality of the results in certain of our businesses result in significant fluctuations in profits and cash flow from period to period and over the business cycle.
The combination of seasonal revenue fluctuations and the cyclicality of our markets results in variability in our profits and cash flow from period to period and over the business cycle. This variability can impact our financial results and liquidity, making it challenging to predict our financial performance accurately.
Concentrations of credit, counterparty, and market risk may adversely affect our business, financial condition, results of operations and cash flows.
We maintain long-term contractual relationships with many of our customers, suppliers and other counterparties. While we monitor the financial health of these counterparties, we are exposed to credit and market risks of such counterparties, including those concentrated in the same or similar industries and geographic regions. Changes in political and economic conditions could also lead to concerns about the creditworthiness of counterparties and their ability to pay in the same or similar industry or geography, impacting our ability to renew our long-term contractual arrangements or collect amounts due under these arrangements. Among other factors, geopolitical events, inflation, high interest rates, banking instability, and changes in economic conditions, including an economic downturn or recession, could also result in the credit deterioration or insolvency of a significant counterparty. Any such events could adversely affect our business, financial condition, results of operations and cash flows.

We may be unable to successfully execute or effectively integrate acquisitions or complete potential divestitures.
We regularly review our portfolio of businesses and may pursue inorganic growth through strategic acquisitions or engage in strategic divestitures of assets or businesses. We may not be able to complete transactions on favorable terms, on a timely basis, or at all. In addition, our results of operations and cash flows may be adversely impacted by (i) the failure of any acquired businesses to meet or exceed expected returns, including risk of impairment, or the failure to realize the expected benefits of any divestitures; (ii) the failure to integrate any acquired businesses into the Company on schedule and/or to achieve expected synergies; (iii) the diversion of management’s attention from other business concerns; and (iv) the discovery of unanticipated liabilities, labor relations difficulties, cybersecurity concerns, compliance issues or other problems in acquired businesses for which we lack contractual protections, insurance or indemnities, or, with regard to divested businesses, claims by purchasers to whom we have provided contractual indemnification. Our inability to successfully execute such transactions could adversely impact our business, financial condition, results of operations and cash flows.
We face risks associated with our joint ventures and strategic co-development partnerships.
We are party to several joint ventures and strategic co-development partnerships in both the U.S. and abroad. Going forward, we may acquire interests in more joint venture enterprises or form other strategic co-development partnerships to execute our business strategy by utilizing our partners’ skills, experiences and resources. These joint ventures and co-development partnerships involve risks that our joint venture or strategic co-development partnerships partners may:
•have economic or business interests or goals that are inconsistent with or adverse to ours;
•take actions contrary to our requests or contrary to our policies or objectives, including actions that may violate applicable law;
•be unable or unwilling to fulfill their obligations under relevant joint venture or other agreements;
•have financial or business difficulties;
•take actions that may harm our reputation; or
•have disputes with us as to the scope of their rights, responsibilities and obligations.
In certain cases, joint ventures and strategic co-development partnerships may present us with a lack of ability to fully control all aspects of their operations, including due to veto rights, and we may not have full visibility with respect to all operations, customer relations and compliance practices, among others.
Our present or future joint venture and strategic co-development partnerships projects may not be successful. We have had, and in the future may have, disputes or encounter other problems with respect to our present or future joint venture or strategic co-development partnerships partners or our joint venture or strategic co-development partnerships agreements may not be effective or enforceable in resolving these disputes or we may not be able to resolve such disputes and solve such problems in a timely manner or on favorable economic terms, or at all. Any failure by us to address these potential disputes or conflicts of interest effectively could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could adversely affect our business, financial condition, results of operations and cash flows.
Due to the complex nature of our business, our future performance is highly dependent upon the continued services of our employees and management who have significant industry expertise, including our engineering and design personnel and trained sales force. Our performance is also dependent on the development of additional personnel and the hiring of new qualified engineering, design, manufacturing, marketing, sales and management personnel for our operations. Competition for qualified personnel in our markets is intense, and we may not be successful in attracting or retaining qualified personnel, particularly as a standalone company that may not have the same reputation or brand recognition as Honeywell. Moreover, we are dependent on the institutional knowledge of our longer-term employees and management with respect to our industries and manufacturing processes, and the transfer of that knowledge to subsequent generations of employees to maintain operational continuity. Furthermore, if we experience a sustained labor shortage or increased turnover rates within our employee base, our costs could increase, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and our ability to meet our production schedules and project deadlines and to otherwise efficiently operate our business could be negatively impacted. The loss of key employees, our inability to attract new qualified employees or adequately train and transfer knowledge to employees, or the delay in hiring key personnel could negatively affect our business, financial condition, results of operations and cash flows.
Our operations and the prior operations of predecessor companies expose us to the risk of material environmental liabilities.
We are subject to potentially material liabilities related to the investigation and cleanup of environmental hazards and to third-party claims of personal injuries or property damages that may arise from hazardous substance releases and exposures. Under certain environmental laws, parties can be liable for contamination resulting from hazardous substances released at current or formerly owned or operated sites or at third-party waste disposal facilities on a joint and several basis and without regard to fault or the legality of the conduct giving rise to the releases. In particular, under the Separation Agreement, we were generally contractually allocated all environmental liabilities associated with the Solstice Advanced Materials business and are required to indemnify Honeywell and its affiliates against any of the liabilities that have been contractually allocated to us. We could incur liabilities under these laws or pursuant to the Separation Agreement arising out of our current and past operations and the operations and properties of predecessor companies (including offsite waste disposal). Legacy sites related to our business are involved in various environmental investigations and remediation obligations due to historic operations. For example, some of our formulating and manufacturing facilities have an extended history of chemical formulating and manufacturing operations or other industrial activities, and contaminants have been detected at some of our sites and offsite disposal locations.
Ultimate environmental costs and liabilities are difficult to predict and may significantly vary from current estimates. To the extent available, we maintain what we believe to be adequate insurance coverage. However, there can be no assurance that we will not incur losses in excess of our current reserves for environmental matters or beyond the limits or outside the terms of any such insurance coverage, or that we will be able to maintain adequate insurance at rates we consider reasonable. In addition, the discovery of additional contaminants, the inability or failure of other liable parties to satisfy their obligations, the imposition of additional cleanup obligations, or the commencement of related third-party claims could result in additional material costs and negatively impact our business, financial condition, results of operations and cash flows.
We are also subject to potentially material liabilities related to the compliance of our operations with the requirements of various federal, state, local and foreign governments that regulate the discharge of materials into the environment and the generation, handling, storage, treatment and disposal of and exposure to hazardous substances. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that our handling, manufacture, use and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. However, if we are found to be in violation of these laws and regulations, we may be subject to substantial fines, criminal sanctions, trade restrictions, product recalls and public scrutiny and be required to install costly equipment or make operational changes to achieve compliance with such laws and regulations.
In addition, changes in laws, regulations or government enforcement of policies concerning the environment, the discovery of previously unknown contamination or new technology or information related to individual contaminated sites, the establishment of stricter state or federal toxicity standards with respect to certain contaminants, or the imposition of new cleanup requirements or remedial techniques, could require us to incur additional currently unanticipated costs in the future that would have a negative effect on our business, financial condition, results of operations and cash flows.

Chemical manufacturing is inherently hazardous and may result in accidents, which may disrupt our operations or expose us to significant losses, liabilities or reputational harm.
The hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes are inherent in our operations as our R&D, manufacturing, formulating, packaging and transportation activities involve the use of dangerous, toxic or hazardous materials and the generation of hazardous waste. We cannot eliminate the risk of accidental contamination, discharge or injury resulting from those materials. Also, our suppliers or contract manufacturers may use and/or generate such materials and waste in connection with producing, storing and/or transporting our products. We may be required to indemnify our suppliers, contract manufacturers or waste disposal contractors against damages and other liabilities arising out of the production, handling, storage or transportation of our products or raw materials or the disposal of related wastes. Potential risks include explosions and fires, chemical spills and other discharges or releases of toxic or hazardous substances or gases, or pipeline and storage tank leaks and ruptures. Those hazards may result in personal injury and loss of life, damage to property and contamination of the environment, all or any of which may result in a suspension of operations and the imposition of civil or criminal fines, penalties and other sanctions, cleanup costs, claims by governmental entities or third parties and reputational harm to the Company. The loss or shutdown of operations over an extended period could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We face the risk of significant decommissioning and remediation expense in the event of a shut down of any manufacturing or other site, including sites in respect of which regulators, including the U.S. Nuclear Regulatory Commission (the “NRC”) and EPA (pursuant to the Resource Conservation and Recovery Act (“RCRA”)), may require letters of credit or other financial assurance.
We may incur substantial decommissioning and remediation expenses in the event of a decision to shut down any of our manufacturing sites or the closure of waste treatment, storage and disposal facilities, particularly in relation to our sites that handle hazardous materials or are subject to regulatory oversight. For example, RCRA requires closure and post-closure care activities, such as clean-up and monitoring, for certain hazardous waste management units at end-of-life and the NRC requires certain decommissioning processes when a nuclear facility is closed, including, among other things, reducing residual radioactivity and cleaning up any contamination. The decommissioning requirements regarding the safe dismantling of facilities, disposal of hazardous materials and remediation of the site, may become more stringent over time and may demand time and significant financial resources. The costs associated with decommissioning and remediation can be influenced by several factors, including the level of contamination at the relevant manufacturing site, any changes in environmental regulations or enforcement policies, the availability of decommissioning and remediation technologies and general fluctuations in market prices. Failure to adequately plan for and manage decommissioning and remediation expenses could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Furthermore, regulators, including the NRC and EPA, have required us to procure letters of credit to backstop certain asset retirement obligations, the most significant of which relate to those that would be applicable if the AES Facility were decommissioned in the future. These regulators may increase financial assurance requirements from us in connection with these decommissioning activities to ensure that sufficient funds are available to cover the costs, including the provision of additional letters of credit, surety bonds or other forms of financial guarantees. Ongoing and future compliance with these financial assurance requirements can impact our financial resources and liquidity. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information.
We cannot predict with certainty the outcome of litigation matters, government proceedings and other contingencies and uncertainties.
In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third-party obligations. We are subject to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising from the conduct of our business, including matters relating to commercial transactions, intellectual property and environmental, health and safety matters. For more information about these legal proceedings, including information regarding various ongoing legal proceedings related to the AES Facility, see Note 20 - Commitments and Contingencies of the Notes to the audited Consolidated Financial Statements. In addition, while we do not believe it to be a probable scenario, if we do not meet certain timing requirements for completing projects partially funded by the Department of Energy, we may be required to pay liquidated damages. See Item 1. “Business—Our Portfolio and Reported Segments—Refrigerants & Applied Solutions Segment” for more information about our agreement with the Department of Energy with respect to the sharing of certain costs in connection with the expansion of our AES Facility.
Our potential liabilities are subject to change over time due to new developments (including new discovery of facts, changes in legislation, and outcomes of similar cases through the judicial system) or changes in assumptions and we may become subject to or be required to pay damage awards or settlements that could have an adverse effect on our business, financial condition, results of operations and cash flows. If we were required to make payments, such payments could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our business, financial condition, results of operations and cash flows. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. The incurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our liquidity and financial condition, results of operations and cash flows.
Our business, reputation and financial performance may be materially impacted by cybersecurity attacks or data privacy or information security breaches.
Our business operations, reputation and financial performance are highly dependent on the integrity and security of our information technology (“IT”) infrastructure. Cybersecurity is and will be a critical component of our enterprise risk management program. We face a wide range of global cybersecurity threats and incidents, from uncoordinated individual attempts to gain unauthorized access to sophisticated and targeted attacks known as advanced persistent threats. These threats could be directed at our company, our products, our customers, and our third-party software and service providers, including cloud providers. Our customers, including the U.S. government, increasingly require robust cybersecurity protections and standards in our products and services, which may result in additional costs to comply with such demands. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company.
Despite deploying measures to deter, prevent, detect, respond to and mitigate these threats (including identity and access controls, data protection, vulnerability assessments, monitoring of our IT networks and systems, and maintenance of backup and protective systems), cybersecurity incidents could still occur and could go undetected and persist for an extended period of time. These incidents, which may be exacerbated by current geopolitical conflicts, could result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information, theft of funds and disruption of business operations. The evolving nature and increasing frequency of cyber threats, including the use of AI to craft sophisticated attacks, poses additional challenges in anticipating and preventing such incidents. In addition, as we increase our use of AI tools in our operations, the risk of unauthorized access to our data and of making errors or erroneous decisions based on our reliance on such tools may increase. If we fail to deter, detect or report cybersecurity incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance, employees and reputation.
We also collect, store and process confidential or sensitive data, including proprietary business information and personal data, which is subject to data privacy and security laws, regulations and contractual obligations. Despite our efforts to protect such data, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors or human errors. These vulnerabilities could lead to the compromise of data, improper use of our products, unauthorized access, use, disclosure, modification, or destruction of data, defective products, production downtimes and operational disruptions. Noncompliance with applicable industry standards or legal obligations regarding data privacy and security could result in costs, fines, litigation or regulatory actions, increased mitigation and remediation expenses, and/or diminished competitive advantages through reputational damages and could lead customers to select competitors’ products and services. Further, cybersecurity and data protection laws and regulations continue to evolve, and are increasingly demanding, both in the U.S. and globally, which adds compliance complexity and may increase our costs of compliance and expose us to litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. While we carry cybersecurity insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
Additionally, our customers, partners, vendors, suppliers, subcontractors and others to whom we entrust confidential data, and on whom we rely to provide products and services, face similar threats and growing requirements, including ones for which others may seek to hold us responsible. While we perform cybersecurity due diligence on our key vendors and service providers, we do not control such third parties and our ability to monitor their cybersecurity is limited. As such, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them or prevent any disruption arising from a technology failure, cyberattack or other information or security breach, or to enable them to report any such incidents to us in a timely manner. We depend on such parties to implement adequate controls and safeguards to protect against and report cyber incidents. If such parties fail to deter, detect or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, financial results, performance, employees and reputation.
A material disruption of our operations, particularly at our manufacturing facilities or within our IT infrastructure, could adversely affect our business, financial condition, results of operations and cash flows.
Our facilities, supply chains, distribution systems, and IT systems are subject to catastrophic loss due to natural disasters or other weather-related disruptions, including hurricanes and floods, which may be exacerbated by the effects of climate change, power outages, fires, explosions, terrorism, equipment failures, sabotage, cyber incidents, any potential effects of climate change and adverse weather conditions, including water scarcity and rising sea levels, labor disputes, critical supply failure, inaccurate downtime forecast, political disruption and regional conflicts, public health crises, like a regional or global pandemic, and other reasons, which can result in undesirable consequences, including financial losses and damaged relationships with customers. We employ IT systems and networks to support the business and rely on them to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Although preventative measures may help to mitigate damage, such measures could be costly or may not be effective, and disruptions to our manufacturing facilities or IT infrastructure from system failures, shutdowns, power outages and energy shortages, telecommunication or utility failures, cybersecurity incidents, and other events, including disruptions at our cloud computing, server, systems and other third party IT service providers, could interfere with our operations, interrupt production and shipments, damage customer and business partner relationships, and negatively impact our reputation. In addition, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event or a cyber-attack or other security incident, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance. Any such material disruption of our operations could adversely affect our business, financial condition, results of operations and cash flows.
We may be impacted by increasing stakeholder interest in public company performance, disclosure, and goal-setting with respect to sustainability matters.
In response to customer, investor, employee, governmental, and other stakeholder interest in sustainability practices, we may establish goals and other objectives related to sustainability matters. Our ability to achieve any goal or objective that we may establish in the future, including with respect to sustainability initiatives, is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (i) the availability and cost of low- or non-carbon-based energy sources and technologies, (ii) evolving regulatory requirements affecting sustainability standards or disclosures, (iii) the availability of suppliers that can meet our sustainability and other standards, and (iv) the impact of our organic growth and of any acquisitions or dispositions of businesses on our operations. In addition, standards for tracking and reporting on sustainability matters have not been harmonized across jurisdictions and continue to evolve. Our processes and controls for reporting of sustainability matters may not always comply with evolving and disparate standards for identifying, measuring and reporting sustainability metrics, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our performance metrics, goals or reported progress in achieving such goals. We may also face increasing scrutiny regarding the accuracy of our sustainability-related disclosures, and may be subject to claims of “greenwashing” if our disclosures are perceived as misleading or unsubstantiated. On the other hand, some investors may have a negative response to sustainability practices as a result of anti-environmental, social and governance sentiment and may choose not to invest in us, or divest in their holdings of us, as a result of our sustainability practices and initiatives. Furthermore, there are also an increasing number of state- and federal-level anti-environmental, social and governance initiatives in the U.S. that may conflict with other regulatory requirements, resulting in regulatory uncertainty.
If our sustainability practices or business portfolio do not meet evolving regulatory, investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our attractiveness as an investment, supplier, business partner or acquiror could be negatively impacted. Our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we may announce, or at all, could have similar negative impacts and expose us to government enforcement actions and private litigation, including those related to alleged greenwashing. Such events could adversely affect our business, financial condition, results of operations or cash flow.
If our intellectual property were compromised or copied, if our competitors were to develop similar or superior intellectual property or technology or if we fail to maintain, protect, defend or enforce our intellectual property or to be successful in litigation related to our intellectual property or the intellectual property of others, our business, financial condition, results of operations and cash flows could be negatively affected.
Intellectual property rights, including patents, confidential information (including trade secrets and know-how), trademarks and tradenames, are important to our business. We endeavor to protect our intellectual property rights in key jurisdictions in which our products are made, used, sold or imported. Our success depends to a significant degree upon our ability to obtain, maintain and defend or otherwise protect our intellectual property rights. However, in certain jurisdictions, we may be unable to obtain protection for our intellectual property or to successfully defend or enforce our numerous patents, trademarks and other proprietary rights. If third parties expand their manufacturing capacity for refrigerants in China (including in respect of HFOs), third-party infringement of our intellectual property rights may increase. Our patents and other intellectual property rights may expire or be challenged, invalidated, designed around or found to be unenforceable or otherwise compromised. A failure to maintain, protect, defend or enforce our intellectual property could have an adverse effect on our financial condition and results of operations. Similarly, third parties may assert claims against us and our direct and indirect customers, alleging that our products infringe upon, misappropriate or otherwise violate third-party intellectual property rights.
We have a variety of unpatented proprietary technologies, including trade secrets and know-how, particularly related to our manufacturing operations, and we believe that such technologies provide us with a competitive advantage. While we have policies, procedures and agreements and, with certain of our projects, employ an intellectual property protection manager to ensure compliance with these protection measures to protect the applicable technologies, these tools may be insufficient to prevent loss of technology or leakage of applicable confidential information or trade secrets, including because these agreements may not be enforceable or, even if they are legally enforceable, we may not have adequate remedies for breaches of such agreements. We also may not be able to readily detect breaches of such procedures or agreements. The failure to protect our unpatented proprietary technology, including know-how and trade secrets, could result in significantly lower revenues, reduced profit margins or loss of market share.
If we must take legal action to maintain, protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of resources and management’s attention, and we may not prevail in any such suits or proceedings. We have occasionally received, and may in the future receive, third-party claims alleging infringement of third-party intellectual property rights, which could be costly to defend and could require us to pay damages, limit our future use of certain technologies, harm our brand and reputation, increase our costs and prevent us from offering some services or products. We may decide to settle such claims on unfavorable terms or be required to pay damages, stop providing or using the affected products or services, undertake workarounds or substantial reengineering of our products or services or enter into royalty or licensing agreements, which may include terms that are not commercially acceptable to us. We may receive notices calling upon us to defend partners, clients, suppliers or distributors against third-party claims under indemnification clauses in our contracts, in respect of intellectual property matters. A failure to maintain, protect, defend or enforce our intellectual property rights could have an adverse effect on our business, financial condition, results of operations and cash flows.
Our U.S. and non-U.S. tax liabilities are dependent, in part, upon the distribution of income among various jurisdictions in which we operate, as well as changes in tax law or regulation.
Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), potential taxation of digital services, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures, and various other governmental enforcement initiatives. To preserve the intended tax-free treatment to Honeywell and its shareowners of the Spin-off and certain related transactions under the Tax Matters Agreement that we entered into with Honeywell, we are restricted from taking certain actions that could adversely impact the intended tax treatment of the Spin-off and such related transactions. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of future earnings of the Company, which could impact the valuation of our deferred tax assets. In addition, our future effective tax rates could be subject to volatility or adversely affected by changes in tax laws, regulations, accounting principles or interpretations thereof.
The Organization for Economic Co-operation and Development (“OECD”)/G20 and other invited countries developed a global tax framework inclusive of a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two”). On December 15, 2022, the Council of the EU formally adopted the OECD’s framework to achieve a coordinated implementation among EU Member States consistent with EU law. The EU’s Pillar Two Directive effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. Other major jurisdictions are actively considering and implementing changes to their tax laws to adopt certain parts of the OECD’s proposals. We have assessed this framework and determined, based upon available guidance, that these changes will not have a material impact on our results of operations. Any future changes in OECD guidance or interpretations, including local country tax legislative changes thereof, could impact our initial assessment; therefore, we will continue to monitor and refine our assessment as further guidance is made available.
We may be required to make significant cash contributions to the defined benefit pension plans that we sponsor.
We sponsor defined benefit pension plans under which certain eligible Company employees earn pension benefits. Plans are established in several countries including the U.S. The Federal Pension Protection Act of 2006, which is generally applicable to U.S. defined benefit pension plans, generally requires that defined benefit pension plans maintain certain capitalization levels. Based on currently available information, we do not expect to be required to make cash contributions to our U.S. defined benefit pension plan within the next 12 months. However, there can be no assurance that we will not be required to make cash contributions in the future to meet the requirements of applicable law. Additionally, as pension liabilities accrue under this defined benefit pension plan, we may be required by law to make future plan contributions. Any such contributions may be material and could adversely affect our business, financial condition, results of operations and cash flows.
If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, our stock price and our ability to access the capital markets could be adversely impacted, and investors’ views of us could be harmed.
The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, with auditor attestation of the effectiveness of our internal controls, beginning with our annual report on Form 10-K for the year ending December 31, 2026. To comply with these requirements, we may need to upgrade our systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. We expect to incur additional annual expenses for the purpose of addressing these and other public-company reporting requirements. If we are unable to upgrade our financial and management controls, reporting systems, IT systems and procedures in a timely and effective fashion, our ability to comply with financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. If we are not able to comply with the requirements of Section 404 in a timely manner or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of shares of common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
Our ability to comply with Section 404 requires us to be able to prepare timely and accurate financial statements. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls may cause our operations to suffer, and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. Moreover, we cannot be certain that these measures would ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and our auditors were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting might not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on trading prices for our shares of common stock and could adversely affect our ability to access the capital markets. See “—Risks Relating to the Spin-off—As we build our IT infrastructure and transition our data to our own systems, we could incur substantial additional costs and experience temporary business interruptions, including cybersecurity incidents.”
Risks Relating to the Spin-off
The Spin-off could result in significant tax liability to Honeywell and its shareowners if it is determined to be a taxable transaction and, in certain circumstances, the Company could be required to indemnify Honeywell for material taxes pursuant to indemnification obligations under the Tax Matters Agreement.
Prior to the Spin-off, Honeywell received certain written opinions to the effect that, among other things, the Spin-off qualifies as a transaction that is intended to be tax-free for U.S. federal income tax purposes under the Internal Revenue Code of 1986. The tax opinions relied on certain facts, assumptions, representations and undertakings from Honeywell and the Company, including those regarding the past and future conduct of the companies’ respective businesses and other matters. An opinion of counsel neither binds the IRS nor precludes the IRS or the courts from adopting a contrary position. Therefore, notwithstanding the tax opinions, the IRS could determine that the Spin-off or any of certain related transactions is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the Spin-off should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the tax opinions. If the conclusions expressed in the tax opinions are challenged by the IRS, and if the IRS prevails in such challenge, the tax consequences of the Spin-off could be materially less favorable. For more information regarding the tax opinions, see the section of the Company’s final Information Statement, dated as of October 17, 2025, entitled “The Spin-Off—U.S. Federal Income Tax Consequences of the Distribution.”
To preserve the intended tax-free treatment to Honeywell and its shareowners of the Spin-off and certain related transactions under the Tax Matters Agreement that we entered into with Honeywell, we are restricted from taking certain actions that could adversely impact the intended tax treatment of the Spin-off and such related transactions.
To preserve the intended tax-free treatment to Honeywell and its shareowners of the Spin-off and certain related transactions under the Tax Matters Agreement that we entered into with Honeywell, we are restricted from taking certain actions that could adversely impact the intended tax treatment of the Spin-off and certain related transactions. Failure to adhere to such restrictions, including in certain circumstances that may be outside of our control, could result in tax being imposed on Honeywell for which we could bear responsibility and for which we could be obligated to indemnify Honeywell. In addition, even if we are not responsible for tax liabilities of Honeywell under the Tax Matters Agreement, we nonetheless could potentially be liable under applicable tax law for such liabilities if Honeywell were to fail to pay such taxes. If any tax regulators, foreign or domestic, reach different determinations regarding the intended tax-free treatment of the transaction, we may also experience material adverse tax consequences.
The terms of the Tax Matters Agreement may, furthermore, restrict us from taking certain actions, particularly for the two years following the completion of the Spin-off, including (among other things) the ability to freely issue stock, to merge or agree to merge with a third party, to be acquired or agree to be acquired by certain parties and to raise additional equity capital. Such restrictions could impair our ability to implement strategic initiatives. Also, our indemnity obligation to Honeywell might discourage, delay or prevent a change of control that we or our shareowners may otherwise consider favorable. These restrictions may limit our ability to enter into certain strategic transactions or other transactions that we may believe to be in the best interests of our shareowners or that might increase the value of our business. In addition, under the Tax Matters Agreement, we may be required to indemnify Honeywell against certain tax liabilities as a result of the acquisition of our stock or assets, even if we did not participate in or otherwise facilitate the acquisition. If we are unable to take certain strategic actions as desired, or are required to indemnify Honeywell, our stock price, business, financial condition, results of operations and cash flows could be adversely affected.
We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-off.
We may be unable to achieve the full strategic and financial benefits expected to result from the Spin-off, or such benefits may be delayed or not occur at all. We believe that as an independent, publicly traded company, we are able to, among other things, design and implement corporate strategies and policies that are better targeted to our business’s areas of strength and differentiation, better focus our financial and operational resources on those specific strategies, create effective incentives for our management and employees that are more closely tied to our business performance, provide investors more flexibility, achieve alignment with a more aligned shareowner base and implement and maintain a capital structure designed to meet our specific needs. We may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all, for a variety of reasons, including: (i) compliance with the requirements of being an independent, publicly traded company require significant amounts of our management’s time and effort, which may divert management’s attention from operating and growing our business; (ii) we may be more susceptible to market fluctuations, actions by activist shareowners, and other adverse events than if we were still a part of Honeywell; (iii) our businesses are less diversified than Honeywell’s businesses prior to the Spin-off, and our results of operations, cash flows, working capital and financing requirements may be subject to higher volatility than prior to the Spin-off; (iv) the actions required to separate Honeywell’s and our respective businesses could disrupt our operations; and (v) under the terms of the Tax Matters Agreement, we are restricted from taking certain actions that could cause the Spin-off to fail to qualify as a tax-free transaction, and these restrictions may limit us for a period of time from pursuing strategic transactions, equity issuances or engaging in other transactions that may increase the value of our business. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our stock price, business, financial condition, results of operations and cash flows could be adversely affected.
We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly traded company, and we may experience increased costs after the Spin-off.
We have historically operated as part of Honeywell’s corporate organization, and Honeywell has provided us with various corporate functions. Following the Spin-off, Honeywell does not provide us with assistance other than the transition and other services described under “Certain Relationships and Related Party Transactions—Agreements with Honeywell” in the Company’s final Information Statement, dated October 17, 2025. These services do not include every service that we have received from Honeywell in the past, and Honeywell is only obligated to provide the transition services for limited periods following completion of the Spin-off. All of these agreements govern our relationship with Honeywell. We rely on Honeywell to satisfy its performance obligations under these agreements. If we or Honeywell are unable to satisfy our or its respective obligations under these agreements, including indemnification obligations, we could incur operational difficulties or losses, and our business, results of operations, cash flows, and financial condition could be adversely affected.
Following the cessation of any transition services agreements, we need to provide internally or obtain from unaffiliated third parties the services we will no longer receive from Honeywell. These services include legal, finance, IT, software development, human resources and other infrastructure support, the effective and appropriate performance of which are critical to our operations. Although we have made progress in providing and obtaining such services, we may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from Honeywell. While we have been installing and implementing infrastructure to support certain of our business functions, including accounting and financial reporting, human resources, legal and compliance, communications, and indirect sourcing following the Spin-off, because our business has historically operated as part of the wider Honeywell organization, we may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently, or may incur additional costs that could adversely affect our business. If we are unable to complete our transition effectively, we may incur temporary interruptions in business operations. Any delay in implementing, or operational interruptions suffered while implementing, our new infrastructure, or if we fail to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining necessary services, our business, financial condition, results of operations and cash flows may be adversely affected.
We may have potential business conflicts of interest with Honeywell with respect to our past and ongoing relationships.
Conflicts of interest may arise with Honeywell in a number of areas relating to our past and ongoing relationships, including:
•labor, tax, employee benefit, indemnification and other matters arising from our Spin-off from Honeywell;
•employee recruiting and retention; and
•business combinations involving our Company.
We may not be able to resolve any potential conflicts and, even if we do so, the resolution may be less favorable to us than if we were dealing with a previously unaffiliated party.
Certain of our directors and employees may have actual or potential conflicts of interest because of their financial interests in Honeywell.
Because of their former positions with Honeywell, certain of our executive officers and directors, including the chairman of our Board of Directors (the “Board” or “Board of Directors”), own equity interests in Honeywell. Continuing ownership of Honeywell shares could create, or appear to create, potential conflicts of interest if our Company and Honeywell face decisions that could have implications for both our Company and Honeywell. We have not currently identified any conflicts of interest; however, potential conflicts of interest could arise in connection with the resolution of any dispute between us and Honeywell regarding the terms of the agreements governing the Spin-off and our relationship with Honeywell. See the section entitled “Relationship with Honeywell” for information about some of these agreements.
Our Code of Business Conduct applies to our directors and executive officers, as well as employees, and is intended to promote honest and ethical conduct, including the handling of actual or apparent conflicts of interests. Further, the Board has also adopted certain governance principles and practices related to actual or potential conflicts of interest. Our Nominating and Governance Committee reviews and oversees any related party transactions for potential conflicts of interest on an ongoing basis, as appropriate. It is also our Board’s practice for any director who has a potential or actual conflict of interest in relation to a particular matter under consideration by the Board to disclose such potential or actual conflict to the Board in advance of the Board’s action on the matter.

As we build our IT infrastructure and transition our data to our own systems, we could incur substantial additional costs and experience temporary business interruptions, including cybersecurity incidents.
Following the Spin-off, we have implemented, or are in the process of implementing, IT infrastructure to support certain of our business functions, including payment systems and systems for enterprise resource planning, accounting and reporting, manufacturing process control, customer service, inventory control and distribution. We may incur substantially higher costs than currently anticipated as we transition from the transactional and operational systems and data centers we used as part of Honeywell to our own systems and infrastructure. Such transitions must also comply with applicable personal data privacy laws. If we are unable to complete these transitions effectively, we may incur temporary interruptions in business operations and/or become more susceptible to cybersecurity incidents. Any delay in implementing or operational interruptions suffered while implementing our new IT infrastructure could disrupt our business and have an adverse effect on our business, financial condition, results of operations and cash flows.
Restrictions under the Intellectual Property Cross-License Agreement may limit our ability to develop and commercialize certain products and services and/or prosecute, maintain and enforce certain intellectual property.
We are dependent to a certain extent on Honeywell to prosecute, maintain and enforce certain of the intellectual property licensed to us under the Intellectual Property Cross-License Agreement. For example, Honeywell is responsible for filing, prosecuting and maintaining (at its discretion) patents that Honeywell licenses to us. Honeywell also has the sole right to enforce its intellectual property, including patents, trade secrets and other know-how licensed to us.
Under the Intellectual Property Cross-License Agreement, if we challenge certain patents licensed to us under such agreement, we could have our rights relating to certain patents or all patents licensed to us terminated. Although we have put appropriate procedures in place to avoid triggering these consequences under the Intellectual Property Cross-License Agreement, there is a risk that challenges to the validity, patentability, enforceability or inventorship of patents that we routinely file may inadvertently trigger these consequences, which could limit our ability to develop and commercialize products and services.
In addition, our use of the intellectual property licensed to us under the Intellectual Property Cross-License Agreement is restricted to certain fields, which could limit our ability to develop and commercialize certain products and services. For example, the licenses granted to us under the agreement do not extend to all fields of use that we may in the future decide to enter into. These restrictions may make it more difficult, time-consuming and/or expensive for us to develop and commercialize certain new products and services, or may result in certain of our products or services being later to market than those of our competitors. If we are unable to develop and commercialize products and services, and prosecute, maintain and enforce intellectual property, as needed, our business, financial condition, operations and cash flows could be adversely impacted.

In connection with the Spin-off, we assumed and agreed to indemnify Honeywell for certain liabilities. If we are required to make payments pursuant to these indemnities, we may need to divert cash to meet those obligations, and our financial results could be negatively impacted. In addition, Honeywell will indemnify us for certain liabilities. These indemnities may not be sufficient to insure us against the full amount of liabilities we incur.
Pursuant to the Separation Agreement, the Employee Matters Agreement, the Tax Matters Agreement and the Trademark License Agreement with Honeywell, we agreed to assume and indemnify Honeywell for certain liabilities, including environmental liabilities associated with the Advanced Materials business, including toxic tort or other hazardous material exposure claims, for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments. Payments pursuant to these indemnities may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the intended tax-free nature of the distribution. Third parties could also seek to hold us responsible for any of the liabilities allocated to Honeywell and those related to discontinued and/or divested businesses and operations of Honeywell. Honeywell agreed to indemnify us for such liabilities, but such indemnities may not be sufficient to protect us against the full amount of such liabilities. Even if we ultimately succeed in recovering from Honeywell any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows. See “Certain Relationships and Related Party Transactions—Agreements with Honeywell—Liabilities” and “Certain Relationships and Related Party Transactions—Agreements with Honeywell—Separation Agreement” in the final Information Statement, dated as of October 17, 2025, for more information.

The Spin-off and related internal restructuring transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.

The Spin-off could be challenged under various state and federal fraudulent conveyance laws. Fraudulent conveyances or transfers are generally defined to include (a) transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or (b) transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A creditor or an entity acting on behalf of a creditor (including, without limitation, a trustee or debtor-in-possession in a bankruptcy by us or Honeywell or any of our or its respective subsidiaries) may bring a lawsuit alleging that the Spin-off or any of the related transactions constituted a fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including, without limitation, voiding the distribution and returning our assets or shares and subjecting Honeywell and/or us to liability.

The distribution of our common stock was also subject to state corporate distribution statutes. Under applicable Delaware law, including the Delaware General Corporation Law (the “DGCL”), a corporation may only pay a distribution of common stock to its shareowners if certain conditions are met, including that the distribution is made entirely out of surplus. Although Honeywell made the distribution of our common stock entirely out of surplus and Honeywell obtained a solvency opinion from an independent appraisal firm, we and Honeywell cannot ensure that a court would reach the same conclusion in determining the availability of surplus for the separation and the distribution to Honeywell’s shareowners.

Risks Relating to Our Common Stock and the Securities Market
Our stock price may fluctuate significantly.
The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:
•actual or anticipated fluctuations in our results of operations due to factors related to our business;
•success or failure of our business strategies;
•competition and industry capacity;
•changes in interest rates and other factors that affect earnings and cash flows;
•our level of indebtedness, our ability to make payments on or service our indebtedness and our ability to obtain financing as needed;
•our ability to continuously satisfy financial covenants associated to any debt transactions and/or agreements;
•our indemnification obligations to Honeywell;
•our ability to retain and recruit qualified personnel;
•our quarterly or annual earnings, or those of other companies in our industry;
•announcements by us or our competitors of significant acquisitions or dispositions;
•changes in accounting standards, policies, guidance, interpretations or principles;

•the failure of securities analysts to cover, or positively cover, our common stock after the Spin-off;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of other comparable companies;
•investor perception of our Company and our industry;
•overall market fluctuations unrelated to our operating performance;
•results from any material litigation or government investigation;
•changes in laws and regulations (including tax laws and regulations) affecting our business;
•changes in capital gains taxes and taxes on dividends affecting shareowners; and
•general economic conditions and other external factors.
Low trading volume for our stock, which may occur if an active trading market is not sustained, among other reasons, would amplify the effect of the above factors on our stock price volatility. In addition, any lack of an active market may make it more difficult for shareowners to sell our shares and could lead to our share price being depressed or volatile.
Should the market price of our shares drop significantly, shareowners may institute securities class action lawsuits against the Company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.
We will evaluate whether to continue to pay cash dividends on our common stock in the future, and the terms of our indebtedness may limit our ability to pay dividends on our common stock or the amount thereof or otherwise engage in actions intended to return capital to our shareowners.
The Company announced payment of its first quarterly dividend in February 2026, payable in March 2026. The Company currently expects quarterly dividends to continue in future periods, although they remain subject to determination and declaration by the Board of Directors. The timing, declaration, amount and payment of any future dividends to shareowners falls within the discretion of our Board of Directors, who will consider, among other things, our financial condition, earnings, sufficiency of distributable reserves, capital needs of our business, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, legal requirements and regulatory constraints. Additionally, the terms of our indebtedness limit our ability to pay cash dividends and to engage in certain other actions intended to return capital to our shareowners, such as engage in stock repurchases. There can be no assurance that we will continue to pay any dividends in the future or that we will engage in any other actions intended to return capital to our shareowners, such as engage in stock repurchases.
Your percentage ownership in the Company may be diluted in the future.
Your percentage ownership in the Company may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we grant to our directors, officers and other employees. We have issued our directors, officers, certain of our employees and others certain stock-based awards as part of our ongoing equity compensation program, and some of those persons also received stock-based awards from Honeywell prior to the Spin-off that converted to our stock-based awards. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. We have issued, and plan to continue to issue, additional stock-based awards, including annual awards, new hire awards, and periodic retention awards, as applicable, to our directors, officers, and other employees under our employee benefits plans as part of our ongoing equity compensation program.
In addition, our Amended and Restated Certificate of Incorporation authorizes us to issue, without the approval of our shareowners, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our Board of Directors may generally determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of the members of our Board in all events or upon the happening of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of our common stock.
Furthermore, from time to time, we may opportunistically evaluate and pursue acquisition opportunities, including acquisitions for which the consideration thereof may consist partially or entirely of newly issued shares of our common stock and, therefore, such transactions, if consummated, would dilute the voting power and/or reduce the value of our common stock.
Certain provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and Delaware law may discourage takeovers.
Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-Laws and Delaware law may discourage, delay or prevent a merger or acquisition. These include, among others, provisions that:
•allow our Board to issue preferred stock without shareowner approval;
•provide for staggered terms for directors on our Board for a period following the Spin-off;
•discourage attempts to remove and replace incumbent directors for a period following the Spin-off;
•prevent shareowners from altering the size of our Board for a period following the Spin-off;
•do not permit our shareowners to act by written consent and require that shareowner action must take place at an annual or special meeting of our shareowners, in each case except as such rights may otherwise be provided to holders of preferred stock;
•establish advance notice requirements for shareowner nominations and proposals;
•do not permit shareowners to cumulate votes in the election of directors;
•allow our directors, and not shareowners, to fill vacancies on our Board (including those resulting from an enlargement of the Board);
•limit the persons who may call special meetings of shareowners;
•limit our ability to enter into business combination transactions; and
•discourage attempts to amend anti-takeover provisions in the Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws for a period following the Spin-off.
In addition, following the Spin-off, we are subject to Section 203 of the DGCL. Section 203 of the DGCL provides that, subject to limited exceptions, persons that (without prior Board approval) acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15% of the corporation’s outstanding voting stock.
We believe these provisions protect our shareowners from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These and other provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-Laws and Delaware law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of the Company, including unsolicited takeover attempts, even though the transaction may offer our shareowners the opportunity to sell their shares of our common stock at a price above the prevailing market price. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
Our Amended and Restated By-Laws designate the courts of the State of Delaware or the federal district courts of the U.S., as applicable, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareowners, which could limit our shareowners’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our Amended and Restated By-Laws provide that, in all cases to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, any state or federal court located within the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any director, officer, other employee, shareowner or agent of the Company to the Company or the Company’s shareowners, any action asserting a claim arising pursuant to the DGCL, our Amended and Restated Certificate of Incorporation or our Amended and Restated By-Laws, or any action asserting a claim governed by the internal affairs doctrine. Notwithstanding the foregoing, our Amended and Restated By-Laws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting solely a cause of action arising under the Securities Act or any rules or regulations promulgated thereunder. These exclusive forum provisions do not apply to any action brought to enforce a duty or liability created by the Exchange Act or any rules or regulations promulgated thereunder, to the extent such application would be contrary to law. Our shareowners are not deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. The choice of forum provision in our Amended and Restated By-Laws may limit a shareowner’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees, shareowners or agents, which may discourage such lawsuits against us or our directors, officers, other employees, shareowners or agents. If a court were to find this provision of our Amended and Restated By-Laws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We maintain a cybersecurity and information security risk management program designed to assess, identify, manage, and govern material risks from cybersecurity threats. Our cybersecurity and information security risk management program is a key component of our overall enterprise risk management program. We maintain cybersecurity policies and procedures in accordance with industry standard control frameworks and applicable regulations, laws, and standards. We maintain oversight of our cybersecurity and information security risk management program via a corporate structure that includes a Cybersecurity Disclosure Committee, a Security Governance Council, the Audit Committee of the Board of Directors (“Audit Committee”) and the Board of Directors. We assess and evaluate cybersecurity-related risks on a quarterly basis or as needed, to determine whether any such risks have the potential to materially impact our business operations, revenue, and expenditures and to understand the degree of such risks relative to other risks faced by the Company.
Our Chief Information Security Officer has served in various roles in IT and information security for nearly 25 years, including security-related roles in technology deployments, cyber risk management, regulatory compliance and operations. He holds a diploma in Information Technology from Nettur Technical Training Foundation and a post graduate diploma in information technology from the Sikkim Manipal University. Prior to serving in his current role, our Chief Information Security Officer was part of Honeywell’s global security leadership, leading the governance, risk and compliance function across the global enterprise.

Our Chief Information Security Officer reports to our Senior Vice President, General Counsel & Corporate Secretary and oversees the Solstice Global Security Organization (SGS). SGS is responsible for leading enterprise-wide information security strategy, architecture, and processes. Included within SGS’s scope is responsibility for infrastructure defense and security controls, performing vulnerability assessments, security incident management, and defining the parameters and standards of our cybersecurity and information security risk management program. Our cybersecurity and information security risk management program includes risk assessment and mitigation through a threat intelligence-driven approach, application controls, and security monitoring. The cybersecurity and information security risk management program leverages International Organization for Standardizations (ISO) 22301 standard for business continuity, ISO 27001 standard for information security management systems, and the National Institute of Standards and Technology (NIST) Cyber Security Framework (NIST 800-171) for measuring overall readiness to respond to cyber threats. SGS has more than 20 members, with expertise in: (i) application security, (ii) governance and compliance, (iii) program and vulnerability management, (iv) security engineering, (v) identity and access management, (vi) security operations and security assurance, (vii) threat intelligence and security architecture, (viii) incident response, (ix) physical security, (x) operational technology security and (xi) business resiliency. In addition, our SGS receives additional support from a third-party managed security service provider.
We rely on internal resources and third-party service providers for certain critical or key infrastructure, solutions, and services across our operations. We have a third-party risk management program that assesses risks from vendors and suppliers that provide, among other things, key information and supply chain services to the Company. In addition, the Company maintains business continuity and disaster recovery plans as well as cybersecurity insurance coverage. From time to time, we engage third parties to perform periodic, internal security reviews/audits, as well as assess the adequacy of our cybersecurity and information security risk management program. The most recent third-party assessment occurred in October 2025.
We maintain cybersecurity and information security awareness training programs for employees. Formal training on topics relating to the Company’s cybersecurity, data privacy and information security policies and procedures is mandatory for all employees with access to the Company’s network. Training will be administered and tracked through online learning modules. Improper or illegitimate use of the Company’s information system resources or violation of the Company’s information security policies and procedures may result in disciplinary action.
Additionally, we periodically engage in cyber crisis response table-top simulations to assess our ability to adapt to security-related threats. In the event an attack or other intrusion were to be successful, we have a response team of internal and external resources engaged and prepared to respond. To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For further discussion of the risks related to cybersecurity, see the risk factors discussed under Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
Governance
Our Security Governance Council, which meets quarterly or as needed, is led by our Chief Information Security Officer, and includes members of senior executive leadership. Our Security Governance Council maintains a security program designed to monitor and track key security performance indicators and provides regular updates to the Audit Committee as part of its oversight. Our Chief Information Security Officer will provide updates directly to the full Board once a year and directly to the Audit Committee at least twice a year or as needed. These updates cover topics related to our information security program, cyber risks and risk management processes, including the status of significant cybersecurity incidents, the emerging threat landscape, and the status of projects to strengthen the Company’s information security posture.
Our Cybersecurity Disclosure Committee receives updates as needed from the SGS regarding cybersecurity incidents. The Cybersecurity Disclosure Committee includes our Chief Information Security Officer and senior representatives from finance, controllership, internal audit, investor relations, tax, and legal. Our governance, risk and compliance team, which is part of our SGS, works in partnership with our internal audit team to review cybersecurity and IT-related internal controls as part of our overall internal controls process. The Cybersecurity

Disclosure Committee informs the Security Governance Council and the Audit Committee of any cybersecurity incidents (if any) that have the potential to materially adversely impact the Company or our information systems.
The Company’s Board is responsible for cybersecurity risk oversight and delegated such oversight to the Audit Committee. The Audit Committee, a committee comprised of independent Board members, two of whom have notable experience related to the oversight of cybersecurity issues, is responsible for oversight of the Company’s IT and cybersecurity risks and regularly reports to the Board on IT and cybersecurity matters. The Audit Committee oversees cybersecurity risks including those related to the protection of customer and employee data, trade secrets, and other proprietary information, the security of cloud data, persistent threats, and cybersecurity risks associated with the Company’s facilities.

ITEM 2. PROPERTIES
The Company is headquartered in Morris Plains, New Jersey, U.S., and maintains a global network of production facilities and technical centers in cost-effective and strategic locations. We also use contract manufacturing and joint ventures to provide regional access or to lower manufacturing costs as appropriate.
As of December 31, 2025, we directly owned or leased 45 properties, including manufacturing sites, R&D facilities, land and corporate functions, several of which have multiple functions located on the same property. Most of the manufacturing facilities have R&D capabilities and warehousing on site. The Company’s plants and equipment are maintained in good operating condition, and we believe our current production capacity for primary products is sufficient to meet foreseeable demand. Our global footprint enables us to serve customers locally. The following table shows the geographic distribution of our sites:

	Americas	Asia Pacific	EMEA	Total
Manufacturing	16	3	1	20
R&D	3	1	—	4
Land	3	—	—	3
Corporate	8	7	3	18
Total	30	11	4	45
We own most manufacturing sites and lease properties involving corporate functions. The following table shows the split of these sites (excluding joint venture operations):

	Owned	Leased	Total
Operations	20	7	27
Corporate[1]	—	18	18
__________________
1.As part of the Spin-off, we entered into site-sharing and services agreements with Honeywell, under which we and Honeywell allow each other to use certain shared facilities. Refer to “Certain Relationships and Related Party Transactions—Agreements with Honeywell” in the Company’s final Information Statement, dated October 17, 2025 for details.

ITEM 3. LEGAL PROCEEDINGS
We are subject to a number of lawsuits, investigations, disputes and claims (some of which involve substantial amounts) arising out of the conduct of our business, including matters relating to commercial transactions, intellectual property and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. See Note 20 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for a discussion of environmental, asbestos, and other litigation matters.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is listed on Nasdaq under the ticker symbol “SOLS”. As of February 12, 2026, there were 27,350 holders of record of our common stock.
Issuer Purchases of Equity Securities
None.
Dividends
On February 11, 2026, the Company announced that the Board declared a dividend of $0.075 per share of common stock outstanding, payable on March 10, 2026, to shareowners of record as of February 24, 2026. The Company currently expects quarterly dividends to continue in future periods, although they remain subject to determination and declaration by the Board and there can be no assurance that we will continue to pay any dividends. The payment of future dividends, if any, will be based on several factors, including, among other things, the Company’s financial performance, outlook, and liquidity. Additionally, the terms of our indebtedness limit our ability to pay cash dividends.
Performance Graph
The following graph presents the cumulative total shareowners return for our common stock compared with the Standard and Poor’s (“S&P”) 500 Index and S&P 500 Materials Index from October 30, 2025 (the first day our common stock began “regular way” trading on Nasdaq) through December 31, 2025. The graph assumes that $100 was invested on October 30, 2025 in each of our common stock, the S&P 500 Index, and the S&P 500 Materials Index, and that all dividends were reinvested.

$120
$110
$100
$90
$80
10/30/2025
11/5/2025
11/12/2025
11/19/2025
11/26/2025
12/3/2025
12/10/2025
12/17/2025
12/24/2025
12/31/2025
Solstice Advanced Materials
S&P 500 Index
S&P 500 Materials Index

	Solstice Advanced Materials	S&P 500 Index	S&P 500 Materials Index
10/30/2025	$100	$100	$100
11/5/2025	$99	$100	$99
11/12/2025	$96	$100	$102
11/19/2025	$88	$97	$99
11/26/2025	$95	$100	$103
12/3/2025	$98	$101	$103
12/10/2025	$101	$101	$102
12/17/2025	$100	$99	$105
12/24/2025	$102	$102	$107
12/31/2025	$100	$101	$106

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K, as well as the information contained in the section of this report titled Item 1. “Business.” This section contains forward-looking statements. See the sections of this Annual Report on Form 10-K titled “Cautionary Statement Concerning Forward-Looking Statements” and Item 1A. “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section. The financial information discussed below and included in this Annual Report on Form 10-K may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a standalone company during the full periods presented or what our financial condition, results of operations and cash flows may be in the future. Discussions related to the financial condition and results of operations for the year ended December 31, 2024 in comparison to the year ended December 31, 2023 have been omitted. For such omitted discussions, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s final Information Statement, dated as of October 17, 2025 (the “Information Statement”), attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 17, 2025.
OVERVIEW
Business Overview
Solstice Advanced Materials Inc. (“Solstice,” “Solstice Advanced Materials,” “we,” “us,” “our,” or the “Company”) is a global, differentiated advanced materials company and a leading global provider of refrigerants, blowing agents, conversion services for the nuclear energy sector, semiconductor materials, protective fibers and healthcare packaging. We operate through two segments, reported as Refrigerants & Applied Solutions (“RAS”) and Electronic & Specialty Materials (“ESM”). Our business is recognized as an industry innovator as well as a technology and quality leader, supported by some of the industry’s most well-known brands.
Our RAS segment is a leading manufacturer of low global warming potential (“LGWP”) refrigerants, blowing agents, solvents, and aerosol materials, as well as conversion services for the nuclear energy sector. RAS serves the end markets of cooling, air conditioning and refrigeration (“HVAC/R”), automotive, nuclear energy, building and appliance insulation, and healthcare. RAS products include, among others, LGWP refrigerants, blowing agents, aerosol propellants, cleaning solvents, high-barrier pharmaceutical packaging materials and conversion services for nuclear energy providers. Our products are distributed and sold through well-known brands like Solstice, Genetron, and Aclar. Our ESM segment is a leading provider of electronic materials, high-strength fibers and laboratory life science chemicals. ESM primarily serves the semiconductor, defense, pharmaceutical and construction end markets. ESM products include, among others, sputtering targets, lightweight high-strength fibers and high-purity life science solutions. Our products are distributed and sold through well-known brands like Spectra, Fluka, and Hydranal.
In 2025, we served over 3,000 customers across a wide range of end markets in approximately 120 countries and territories. Our global presence included 20 manufacturing sites, four standalone research and development (“R&D”) sites and approximately 4,100 employees as of December 31, 2025.
Spin-off from Honeywell
On October 8, 2024, Honeywell International Inc. (“Honeywell”) announced its plan to spin-off its Advanced Materials business into an independent, U.S. publicly traded company through a pro rata distribution of all of the outstanding common shares of Solstice Advanced Materials to Honeywell shareowners (the “Spin-off”) that would be tax-free for U.S. federal tax purposes. On October 30, 2025, the Spin-off was consummated by means of a pro rata distribution (the “Distribution”), which was intended to be tax-free for U.S. federal tax purposes, of all of the issued and outstanding Solstice Advanced Materials common shares to Honeywell’s shareowners of record as of the close of business on October 17, 2025 (the “Record Date”), at which time each holder of Honeywell's common shares received one Solstice Advanced Materials common share for every four Honeywell common shares held as of the close of business on the Record Date, resulting in the Distribution of 158,727,456 of the Company’s common shares to Honeywell shareowners. Upon completion of the Distribution, on October 30, 2025, the Company commenced “regular way” trading as an independent public company under the ticker symbol “SOLS” on The Nasdaq Stock Market (“Nasdaq”). Following the Distribution, Honeywell does not own any Solstice Advanced Materials common shares.
Relationship with Honeywell
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
Prior to October 30, 2025 (“the “Spin-off date”), the accompanying combined financial statements as of December 31, 2024 and for the years ended December 31, 2024 and 2023 and the consolidated financial statements as of and for the year ended December 31, 2025 (the “financial statements”) of the Company were derived from the consolidated financial statements and accounting records of Honeywell and presented on a standalone basis as if the Company’s operations had been conducted independently from Honeywell. The accompanying financial statements for periods prior to the Spin-off date include all revenues and costs directly attributable to the Solstice Advanced Materials business and an allocation of expenses related to certain Honeywell corporate functions. These expenses were allocated to the Solstice Advanced Materials business based on a proportion of net sales. Solstice and Honeywell considered these allocations to be a reasonable reflection of the utilization of services or the benefits received. However, the allocations may not be indicative of the actual expense that would have been incurred had Solstice operated as an independent, standalone entity, nor are they indicative of future expenses of the Company. All significant intercompany balances between Solstice and Honeywell prior to the Spin-off were included within Net Parent investment on the accompanying financial statements.
Following the Spin-off date, the Company’s financial statements have been prepared on a consolidated financial basis and include the accounts of the Company and those of its subsidiaries and any variable interest entities for which the Company is the primary beneficiary. All significant transactions between Solstice entities were eliminated and any transactions with Honeywell or its subsidiaries are now recorded as third-party transactions.
In connection with the Spin-off, we also entered into certain agreements with Honeywell, including a Separation Agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Cross-License Agreement, a Trademark License Agreement and an Accelerator License Agreement. Under the Transition Services Agreement, we generally expect to be able to utilize certain services from Honeywell for a transitional period following the Spin-off before we replace these services over time with services supplied either internally or by third parties. The expenses for the services may vary from the historical costs directly billed or allocated to us for the same services.
We also have incurred, and expect to continue to incur certain costs in connection with our establishment as an independent public company (the “Transaction-related costs”). The Transaction-related costs include one-time and non-recurring expenses associated with the separation and stand-up of functions required to operate as a standalone public entity. These non-recurring costs primarily relate to legal, accounting, consulting and other professional service fees, system implementation costs, business and facilities separation, marketing development related to our brand and other matters. These Transaction-related costs are expected to continue through at least fiscal year 2026.
Macroeconomic Conditions
We continue to monitor macroeconomic and geopolitical developments amid heightened trade tensions, economic and trade policy uncertainty, and inflationary risks. Ongoing trade policy volatility—including new tariffs and, in some cases, subsequent rollbacks or suspensions—has and could continue to adversely impact global growth and contribute to inflationary pressures. Global conflicts, tariffs, labor disruptions and social unrest, and regulations continue to generate volatility in global markets and can contribute to supply chain vulnerabilities and pricing fluctuations. We remain proactive in our collaboration with suppliers to minimize shortages and mitigate supply chain and pricing volatility.

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
RESULTS OF OPERATIONS
Income Statement
The following table sets forth our results of operations for the years ended December 31, 2025 and 2024.

	For The Years Ended December 31,		Percentage of Net Sales For The Years Ended		Percentage Change
(dollars in millions)	2025	2024	2025	2024	2025 vs. 2024
Net sales	$3,886	$3,770	100%	100%	3%
Cost, expenses and other
Total cost of products and services sold	2,636	2,464	68%	65%	7%
Gross profit	1,250	1,306	32%	35%	(4)%
Research and development expenses	97	83	3%	2%	17%
Selling, general and administrative expenses	421	392	11%	10%	7%
Transaction-related costs	117	26	3%	1%	NM
Other expense (income)	(60)	(5)	(2)%	—%	NM
Interest and other financial charges	28	13	1%	—%	114%
Total costs, expenses and other	3,239	2,973	83%	79%	9%
Income before taxes	647	797	17%	21%	(19)%
Income tax expense	362	192	9%	5%	89%
Effective tax rate	56%	24%	—%	—%	32%
Net income	285	605	7%	16%	(53)%
Less: Net income (loss) attributable to noncontrolling interest	48	11	1%	—%	336%
Net income attributable to Solstice Advanced Materials	$237	$594	6%	16%	(60)%
______________
NM - not meaningful

Net Sales
The following table sets forth the factors contributing to year-over-year changes in our net sales for the year ended December 31, 2025.

For The Year Ended December 31,
Change in net sales from prior period	2025 vs 2024
Volume	—%
Price	2%
Foreign currency translation	1%
Total % change in net sales	3%
A discussion of Net sales by reportable segment can be found under the “Segment Results” section within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
2025 compared with 2024
Net sales increased by $116 million or 3% primarily due to favorable volume and pricing in refrigerants of $195 million, demand-driven volume increases in electronic materials of $39 million, as well as favorable pricing in research and performance chemicals of $16 million. The increase was partially offset by lower sales volumes in nuclear (alternative energy) services of $112 million attributed to certain large sales transactions which occurred in 2024 that did not recur in 2025, as well as lower volumes in healthcare packaging of $43 million.
Cost of product and services sold increased by $172 million or 7% driven by volume increases in both the RAS and ESM segments, as well as the overall product mix in the RAS segment. These volume increases were partially offset by the volume declines in healthcare packaging.
Research and development expenses increased by $14 million or 17% driven by continued investment in innovation across the portfolio of offerings such as Spectra Y and next-gen molecules; Selling, general and administrative expenses increased by $29 million or 7% driven by an increase in employee-related expenses, primarily in connection with certain functions necessary to be an independent company; Transaction-related costs increased by $91 million driven by professional advisory services fees incurred in 2025 in connection with the Spin-off; Other expense (income) had a favorable change by $55 million driven primarily by a government reimbursement of certain past legal expenses and lower currency losses compared to last year; and Interest and other financial charges increased by $15 million or 114% driven by the issuance of debt in connection with the Spin-off in 2025.
Income tax expense increased by $170 million. The effective tax rate in 2025 was higher than the effective tax rate in 2024 as a result of incremental frictional tax costs associated with the separation from Honeywell, which increased our effective tax rate by approximately 32% for the year ended December 31, 2025. See Note 5 - Income Taxes of the Notes to the Consolidated Financial Statements for additional information on the effective tax rate.
SEGMENT RESULTS
We manage and report our operating results through two reportable segments: Refrigerants & Applied Solutions (RAS) and Electronic & Specialty Materials (ESM). The remainder of our operations are presented in Corporate and All Other, which is not a reportable business segment.
Segment Adjusted EBITDA is the primary measure of segment profitability used by our Chief Operating Decision Maker. We define Segment Adjusted EBITDA as segment net income excluding income taxes, general corporate unallocated expense, depreciation, amortization, interest and other financial charges, remeasurement of foreign currencies, stock-based compensation expense, pension and other postretirement expense (income), transaction-related costs, repositioning charges, asset retirement obligations accretion, asset impairment charges, litigation costs and insurance settlements (net of recoveries), gains and losses on disposal of assets, and certain other items that are otherwise of an unusual or non-recurring nature.

Refrigerants & Applied Solutions
Net Sales

RAS Net Sales (in millions)
$3,000
$2,000
$1,000
$—
$2,789
$204
$356
$719
$1,511
$2,721
$235
$446
$738
$1,302
2025
2024
Refrigerants
Building Solutions and Intermediates
Alternative Energy Services
Healthcare Packaging

The following table sets forth the net sales, Segment Adjusted EBITDA, and Segment Adjusted EBITDA margin amounts for our RAS segment for the years ended December 31, 2025 and 2024.

	For The Years Ended December 31,
(Dollars in millions)	2025	2024
Net sales	$2,789	$2,721
Segment Adjusted EBITDA	981	1,058
Segment Adjusted EBITDA margin	35.2%	38.9%
The following table sets forth the reported and organic net sales growth in our RAS segment’s net sales for the year ended December 31, 2025.

For The Year Ended December 31,
2025 vs. 2024
Total % change in net sales	3%
Foreign currency translation	(1)%
Acquisitions, divestitures and other, net	—%
Organic sales percentage(1)	2%
______________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for definition of Organic sales percentage.

2025 compared with 2024
RAS net sales increased by $68 million or 3% due to volume growth and favorable pricing in refrigerants, partially offset by a reduction in our nuclear (alternative energy) services offering attributed to large sales transactions which occurred in 2024 that did not recur in 2025, as well as volume reductions in healthcare packaging.
Segment Adjusted EBITDA decreased by $77 million or 7% and Segment Adjusted EBITDA margin decreased 4% primarily driven by refrigerants product mix as a result of the ongoing transition to LGWP refrigerants, and volume declines in healthcare packaging due to anticipated customer destocking.
Electronic & Specialty Materials
Net Sales

ESM Net Sales (in millions)
$1,250
$1,000
$750
$500
$250
$—
$1,097
$187
$409
$500
$1,049
$186
$381
$482
2025
2024
Research and Performance Chemicals
Electronic Materials
Safety and Defense Solutions

The following table sets forth the net sales, Segment Adjusted EBITDA, and Segment Adjusted EBITDA margin amounts for our ESM segment for the years ended December 31, 2025 and 2024.

	For The Years Ended December 31,
(Dollars in millions)	2025	2024
Net sales	$1,097	$1,049
Segment Adjusted EBITDA	203	201
Segment Adjusted EBITDA margin	18.5%	19.2%

The following table sets forth the reported and organic net sales growth in our ESM segment’s net sales for the year ended December 31, 2025.

For The Year Ended December 31,
2025 vs. 2024
Total % change in net sales	5%
Foreign currency translation	(1)%
Acquisitions, divestitures and other, net	—%
Organic sales percentage(1)	4%
________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for definition of Organic sales percentage.
2025 compared with 2024
ESM net sales increased by $48 million or 5%. The increase was attributable to demand-driven volume increases in electronic materials, as well as favorable pricing in our research and performance chemicals offering.
Segment Adjusted EBITDA increased by $2 million or 1% and Segment Adjusted EBITDA margin decreased 1%, primarily driven by lower pricing with certain customers in the electronic materials business.
Corporate and All Other
Corporate and All Other costs increased by $23 million or 14% for the year ended December 31, 2025 due to incremental ongoing costs incurred as part of the transition to operate as an independent public company.
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
Below are definitions and reconciliations of certain non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP. Management believes that, when considered together with reported amounts, these measures are useful to investors and management in understanding our ongoing operations and in the analysis of ongoing operating trends. Management believes these non-GAAP financial measures provide investors with a meaningful measure of its performance period to period, align the measures to how management evaluates performance internally, and make it easier for investors to compare our performance to peers. These measures should be considered in addition to, and not as replacements for, the most directly comparable U.S. GAAP measure. The non-GAAP financial measures we use are as follows:
•Organic sales percentage: The Company defines organic sales percentage as the year-over-year change in reported sales relative to the comparable period, excluding the impact on sales from foreign currency translation and acquisitions, net of divestitures, for the first 12 months following the transaction date. We believe this measure is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends.

	For The Year Ended December 31,	For The Year Ended December 31,
	2025 vs. 2024	2024 vs. 2023
Total % change in net sales	3%	3%
Foreign currency translation	(1)%	—%
Acquisitions, divestitures and other, net	—%	—%
Organic sales percentage	2%	3%

•Adjusted EBITDA and Adjusted EBITDA margin: The Company defines Adjusted EBITDA as net income excluding income taxes, depreciation, amortization, interest and other financial charges, remeasurement of foreign currencies, stock-based compensation expense, pension and other postretirement expense (income), transaction-related costs, repositioning charges, asset retirement obligations accretion, asset impairment charges, litigation costs and insurance settlements (net of recoveries), gains and losses on disposal of assets, and certain other items that are otherwise of an unusual or non-recurring nature. The Company defines Adjusted EBITDA margin as Adjusted EBITDA divided by Net sales. We believe these measures are useful to investors as they provide greater transparency with respect to supplemental information used by management in its financial and operational decision making, as well as understanding ongoing operating trends. The table below reconciles Net income, the most directly comparable U.S. GAAP measure, to the Company’s non-GAAP measure of Adjusted EBITDA for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025		2024
(Dollars in millions)	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Net income attributable to Solstice Advanced Materials (GAAP)	$237	6%	$594	16%
Net income (loss) attributable to noncontrolling interest	48	1%	11	—%
Net income (GAAP)	$285	7%	$605	16%
Depreciation	191	5%	175	5%
Amortization	29	1%	42	1%
Interest and other financial charges	28	1%	13	—%
Other adjustments[1]	(38)	(1)%	28	1%
Stock compensation expense	27	1%	17	—%
Transaction-related costs	117	3%	26	1%
Income tax expense	362	9%	192	5%
Adjusted EBITDA (Non-GAAP)	$1,000	26%	$1,098	29%
Net sales	$3,886		$3,770
Adjusted EBITDA margin (Non-GAAP)	25.7%		29.1%
_________________
1.Other adjustments primarily consisted of gains and losses from disposal of long-lived assets, remeasurement of foreign currencies, environmental reserves, asset retirement obligations, pensions expenses, and certain legal costs, net of recoveries.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Historically, the Company has generated positive cash flows from operations.

Prior to the consummation of the Spin-off, the Company was dependent upon Honeywell for all of its working capital and financing requirements. A substantial portion of the Company’s cash accounts were cleared to Honeywell regularly at Honeywell’s discretion, and Honeywell funded the Company’s operating and investing activities as needed. This arrangement is not reflective of the manner in which the Company would have been able to finance its operations had it been a standalone business separate from Honeywell during the periods presented. Transfers of cash between Honeywell and the Company are included within Net transfers to Parent on the Consolidated Statements of Cash Flows and the Consolidated Statements of Equity included elsewhere in this Annual Report on Form 10-K. These arrangements ceased in conjunction with the Spin-off.
In connection with the Spin-off, we entered into certain third-party debt arrangements, as described below, and as of October 30, 2025, we no longer participate in Honeywell’s centralized cash management program. Our liquidity after the Spin-off depends on our operating cash flows, available cash balances, access to our credit facilities and our ability to access capital markets. We believe that our existing cash and cash equivalents, combined with our expected operating cash flows and available credit facilities (as discussed below) will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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
The Notes are senior unsecured obligations of the Company and are, or will be, guaranteed on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s Senior Credit Facilities (described below). The Notes are subject to customary affirmative and negative covenants that limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments; make investments; consummate certain asset sales; engage in certain transactions with affiliates; grant or assume certain liens; and consolidate, merge or transfer all or substantially all of the Company’s assets.
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
The Company also entered into uncommitted bilateral letter of credit agreements, which provide for uncommitted bilateral letter of credit facilities in an aggregate uncommitted amount of $750 million (the “Sidecar LC Facilities,” and together with the Credit Facilities, the “Senior Credit Facilities”).
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
Loans under the Credit Agreement accrue interest at the Adjusted Term SOFR rate (“SOFR”) (which has a 0% floor) plus a SOFR margin.
The applicable margin for the Term Loan Facility is 1.75% per annum (for SOFR loans). The applicable margin for the Revolving Credit Facility varies from 1.50% per annum to 2.00% per annum (for SOFR loans) based on the Company’s Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement). Accordingly, the interest rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the SOFR or future changes in the Company’s Consolidated First Lien Leverage Ratio. Interest payments with respect to the Credit Facilities are required at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.
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
As of December 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility, the interest rate on the Term Loan Facility was 5.59% (three month SOFR plus 1.75%), and there were $270 million of unused letters of credit under the Sidecar LC Facilities.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/repurchases, in respect of the Company and its subsidiaries’ equity interests, to engage in transactions with affiliates or amend certain material documents. In addition, the Credit Agreement also contains financial covenants for the benefit of the lenders under the Revolving Credit Facility requiring the maintenance of a Consolidated First Lien Leverage Ratio of not greater than 3.50 to 1.00 (with a temporary step-up following a material acquisition to 4.00 to 1.00), and a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 2.75 to 1.00. As of December 31, 2025, we were in compliance with all of the financial covenants required by the Credit Agreement.
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
Cash Flows
Summarized cash flow information for the years ended December 31, 2025 and 2024 is as follows:

	For The Years Ended December 31,
(Dollars in millions)	2025	2024
Net cash provided by operating activities	$455	$842
Net cash used in investing activities	(330)	(298)
Net cash used in financing activities	(235)	(453)
Operating
Net cash provided by operating activities was $455 million for the year ended December 31, 2025 compared to $842 million for the same period in 2024. The decrease was due to lower net income and greater working capital outflow, in particular due to higher inventories and accounts receivable, partially offset by increased payables related to purchased services and direct material spend and timing, increased accruals due to timing of certain corporate expenses, as well as inflows of deferred revenue.
Investing
Net cash used in investing activities was $330 million for the year ended December 31, 2025 compared to $298 million for the same period in 2024. The increase was driven by higher capital expenditures, primarily within our ESM segment, partially offset by proceeds from the sale of assets.

Financing
Net cash used in financing activities was $235 million for the year ended December 31, 2025 compared to $453 million for the same period in 2024. The decrease was driven by proceeds from the issuance of our debt, partially offset by a dividend to Honeywell and an increase in net transfers to Honeywell for the period prior to the Spin-off.

Cash and Cash Requirements
Summary
As of December 31, 2025 and 2024, our cash and cash equivalents totaled $534 million and $661 million, respectively. We believe that we have sufficient liquidity based on our current cash position, expected operating cash flows and availability under our Credit Facilities to meet our expected payments related to our cash requirements for at least the next 12 months.
Cash and Cash Equivalents Held by Foreign Subsidiaries
Cash and cash equivalents held by Solstice Advanced Materials’ foreign subsidiaries were $363 million and $647 million as of December 31, 2025 and 2024, respectively.
Capital Expenditures
Our capital expenditures primarily consist of continuing investments to maintain the safety and reliability of our existing operations, additional investments in new and existing facilities to support new production introduction and capacity expansion to grow our business. For the years ended December 31, 2025, 2024 and 2023, our capital expenditures incurred were $408 million, $296 million and $299 million, respectively. For the year ending December 31, 2026, we expect that our capital expenditures will be between $400 million and $425 million. The increase in 2025 and expected 2026 capital expenditures was and is expected to be primarily driven by projects to support new products and solutions for our electronic materials and advanced fiber offerings.
Parent Company Credit Support
Honeywell agreed to provide us support through certain parent company performance guarantees that will remain in place during a transition period of up to 24 months following the Spin-off and as guarantor of or obligor for certain letters of credit and other credit support instruments that have been issued on our behalf during a transition period of up to 12 months following the Spin-off.
Supply Chain Financing
We maintain agreements with unaffiliated third-party financial institutions that offer voluntary supply chain financing (“SCF”) programs to our suppliers. The SCF programs enable suppliers, at their sole discretion, to sell their receivables to third-party financial institutions in order to receive payment on receivables earlier than the negotiated commercial terms between us and our suppliers. We had $98 million and $96 million outstanding obligations related to our SCF programs as of December 31, 2025 and December 31, 2024, respectively. See Note 2 - Summary of Significant Accounting Policies of the Notes to the audited Consolidated Financial Statements for additional information on our SCF agreements.
Contractual Obligations and Off-Balance Sheet Arrangements
We do not engage in significant off-balance sheet financial arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources. In the normal course of business, we enter into various contractual obligations that impact, or could impact, the cash requirements of our operations. As of December 31, 2025, we had short-term (2026), mid-term (2027 and 2028), and long-term (2029 and thereafter) purchase obligations of $696 million, $848 million, and $248 million, respectively. We also had material future contractual obligations related to product loans, leases, debt, pension, and environmental liabilities. See Note 2 - Summary of Significant Accounting Policies, Note 10 - Leases, Note 11 - Debt, Note 18 - Postretirement Benefit

Plans, and Note 20 - Commitments and Contingencies of the Notes to the audited Consolidated Financial Statements for additional information.
The above discussion excludes any future payments to decommission our AES Facility. We estimate our asset retirement obligation based on the estimated useful lives of the underlying asset, third-party estimates as to the cost to decommission the asset in the future, and federal and state regulatory requirements; however, revisions to the liability could occur due to changes in the estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. See Note 20 - Commitments and Contingencies— Asset Retirement Obligations of the Notes to the audited Consolidated Financial Statements for additional information.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Certain estimates and assumptions involved in the application of accounting principles have a material impact on reported financial condition and operating performance and on the comparability of such reported information over different reporting periods. Critical accounting estimates or assumptions are those where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates and assumptions on financial condition or operating performance is material. We consider the estimates and assumptions discussed below to be critical to the understanding of our financial statements. Actual results could differ from our estimates and assumptions, and any such differences could be material to our Consolidated Financial Statements.
Income Taxes – On a recurring basis, we assess the need for a valuation allowance against our deferred tax assets by considering all available positive and negative evidence, such as past operating results, projections of future taxable income, enacted tax law changes, and the feasibility and impact of tax planning initiatives. Our projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs, as well as the timing and amount of reversals of taxable temporary differences.
See Note 2 - Summary of Significant Accounting Policies of the Notes to the audited Consolidated Financial Statements for further discussion of additional income tax policies.
Goodwill – The Company’s business combinations have resulted in the recognition of goodwill. We engage independent third-party valuation specialists for assistance in the allocation of the purchase price and determination of the fair value of goodwill, which involves the use of accounting estimates and assumptions based on information available at or near the acquisition date. We believe the accounting estimates and assumptions are reasonable based on information available at the date of acquisition through historical experience and information obtained from management of the acquired entity; however, there is inherent uncertainty in the accounting estimates as assumptions are forward-looking and could be affected by future economic and market conditions.
Goodwill is subject to annual impairment testing as of October 1, or more frequently, if necessary. In testing goodwill, the fair value is estimated utilizing a discounted cash flow approach, including consideration of the Company’s strategic and annual operating plans, and adjusted for terminal value assumptions. These impairment tests use estimates and assumptions. If actual results differ from such estimates and assumptions it could materially impact our financial condition or operating performance. To address this uncertainty, we perform sensitivity analyses on key estimates and assumptions. Once the fair value is determined, if the carrying amount exceeds the fair value, it is impaired. Any impairment is measured as the difference between the carrying amount and its fair value.
We perform annual goodwill impairment tests for our four reporting units using a quantitative assessment. Over the past three fiscal years, there have been no impairments. As of October 1, 2025, the fair value of each reporting unit was greater than 120% of their respective carrying values.

Defined Benefit Pension Plans – For periods prior to the Spin-off, certain employees of the Solstice Advanced Materials business participated in U.S. pension plans sponsored by Honeywell. Following the Spin-off, the Company sponsors a defined benefit pension plan for these U.S. employees, with benefit obligations and corresponding assets transferred, as part of the Spin-off, from the Honeywell plans in which these employees participated. For all periods presented, we also sponsor unfunded defined benefit pension plans for certain non-US employees, primarily in Germany. For financial reporting purposes, net periodic pension (income) expense is calculated annually based upon various actuarial assumptions, including a discount rate for plan obligations and an expected long-term rate of return on plan assets. Changes in the discount rate and expected long-term rate of return on plan assets could materially affect the annual pension (income) expense amount. Annual pension (income) expense is comprised of service and interest cost, assumed return on plan assets, prior service amortization (Pension ongoing (income) expense), and an amortization of unrecognized gain or loss when they exceed 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) and would be amortized over the average remaining working lifetime of plan participants.
The key assumptions used in developing our net periodic pension (income) expense for our pension plans included the following:

	U.S. Plans[1]	Non-U.S. Plans
	2025	2025	2024	2023
Actuarial assumptions used to determine benefit obligations
Discount rate	5.3%	4.1%	3.4%	3.3%
Salary scale	—%	2.6%	2.8%	2.8%
Actuarial assumptions used to determine net periodic benefit income
Discount rate - benefit obligation	5.2%	4.1%	3.3%	3.3%
Discount rate - service cost	5.1%	—%	—%	—%
Discount rate - interest cost	4.6%	—%	—%	—%
Expected rate of return on plan assets	7.3%	—%	—%	—%
Salary scale	—%	2.6%	2.8%	2.8%
__________________
1.Prior to the Spin-off, certain of the Company’s U.S. employees participated in defined benefit plans which were sponsored by Honeywell. During this period, the Company did not record assets or liabilities to recognize the funded status of these plans because Solstice was not the legal sponsor of these plans. In conjunction with the Spin-off, the benefit obligations for these employees, and a proportionate share of the related Honeywell plans’ assets and liabilities, were transferred to a newly formed U.S. defined benefit pension plan sponsored by the Company. Therefore prior period amounts are not applicable for all U.S. Plan information presented within this footnote.
The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We used a 5.3% discount rate and a 4.1% discount rate for our U.S. Plans and Non-U.S. Plans, respectively, to determine benefit obligations as of December 31, 2025, reflecting an increase in the market interest rate environment since the prior year-end.
Pension (income) expense for our defined benefit plans is not expected to be significant in 2026.
Contingent Liabilities – We are subject to a number of lawsuits, investigations, and claims (some of which involve substantial dollar amounts) arising out of the conduct of our business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability, employee benefit plans, intellectual property, legal, and environmental, health, and safety matters. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the outcome of negotiations and the impact of evidentiary requirements.

Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation, and outcomes of similar cases through the judicial system) or changes in assumptions.
Asset retirement obligations – We record asset retirement obligations associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. These obligations primarily represent legal obligations to return our AES Facility to its initial state in connection with the site being decommissioned (if ever). The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life.
See Note 20 - Commitments and Contingencies of the Notes to the audited Consolidated Financial Statements for further discussion of our asset retirement obligations.
Environmental Liabilities and Expenditures - We accrue for environmental remediation costs when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. Estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress and as additional technology, regulatory, and legal information become available.
Costs related to environmental remediation are charged to expense in the period that the associated liability is accrued.
See Note 20 - Commitments and Contingencies of the Notes to the audited Consolidated Financial Statements for further discussion of our environmental matters.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
We operate a global business in a wide variety of foreign currencies and are exposed to market risk for changes in foreign currency exchange rates arising from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities, and transactions arising from international trade. Prior to the Spin-off, to manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedged our main transactional exposures through the use of foreign exchange forward and option contracts under Honeywell’s centralized treasury program. After the Spin-off, we did not have any foreign currency hedges outstanding at December 31, 2025. Assuming a hypothetical 10% strengthening of the U.S. dollar versus local currencies, our pre-tax earnings would decrease by $30 million.
Interest Rate Risk
We entered into certain debt financing agreements to fund our operating needs. We utilize our cash flows to continue to invest in our business, as well as to repay our indebtedness over time. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future from operations, financings or asset sales. Assuming a hypothetical one percentage point increase in interest rates, the fair value of our fixed rate debt would decrease by $62 million. A change in interest rates on our variable rate debt would not impact the fair value of those instruments. Assuming a hypothetical one percentage point increase in interest rates, the interest expense on our variable rate debt would increase by $10 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SOLSTICE ADVANCED MATERIALS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and Board of Directors of Solstice Advanced Materials Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Solstice Advanced Materials Inc. and subsidiaries (the "Company") as of December 31, 2025, and 2024, the related consolidated and combined statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Completeness of Carve-Out Adjustments – Refer to Note 1 to the financial statements
Critical Audit Matter Description
Prior to the Spin-off, consummated on October 30, 2025, the Company recorded an allocation of expenses related to certain Honeywell International Inc. (“Honeywell”) corporate functions based on a proportion of net sales and included certain assets and liabilities held by Honeywell that are specifically identifiable or otherwise attributable to the Company (the “carve-out adjustments”). The identification of these expenses, assets, and liabilities required significant judgment by the Company’s management.

Given the complexity in identifying certain of these expenses, assets, and liabilities and judgments necessary to estimate them, auditing the carve-out adjustments required both extensive audit effort due to the volume and complexity of the adjustments and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the completeness of certain carve-out related adjustments included the following, among others:
•We assessed the completeness of carve-out adjustments by developing an expectation based on adjustments recorded in the Company’s Form 10 registration statement filed on September 30, 2025 with the SEC and prior carve-out financial statements prepared by Honeywell.
•We assessed the reasonableness of management’s process for identifying assets, liabilities, and expenses attributable to the Company.
•We assessed the reasonableness of management’s methods and assumptions for allocating expenses related to certain Honeywell corporate functions.
•We performed detail transaction testing over carve-out adjustments recorded including:
◦Evaluating the completeness of the carve-out adjustments recorded.
◦For certain of the carve-out adjustments, with the assistance of our internal specialists, testing the source information underlying the determination of the allocation.
/s/ DELOITTE & TOUCHE LLP
Morristown, New Jersey
February 19, 2026
We have served as the Company’s auditor since 2024.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Product sales[1]	$3,587	$3,453	$3,424
Service sales[2]	299	317	225
Net sales	3,886	3,770	3,649
Costs, expenses and other
Cost of products sold[3]	2,419	2,214	2,149
Cost of services sold	217	250	217
Total cost of products and services sold	2,636	2,464	2,366
Research and development expenses	97	83	81
Selling, general and administrative expenses	421	392	378
Transaction-related costs	117	26	1
Other expense (income)	(60)	(5)	(7)
Interest and other financial charges	28	13	16
Total costs, expenses and other	3,239	2,973	2,835
Income before taxes	647	797	814
Income tax expense	362	192	195
Net income	285	605	619
Less: Net income (loss) attributable to noncontrolling interest	48	11	(2)
Net income attributable to Solstice Advanced Materials	$237	$594	$621

Basic earnings per share	$1.49	$3.74	$3.91
Diluted earnings per share	$1.49	$3.74	$3.91

Weighted average number of common shares outstanding - basic	158.7	158.7	158.7
Weighted average number of common shares outstanding -diluted	158.9	158.7	158.7
__________________
1.Product sales include related party product sales of $91 million, $95 million, and $111 million, for the years ended December 31, 2025, 2024, and 2023, respectively.
2.Service sales include related party service sales of $0 million, $30 million, and $0 million, for the years ended December 31, 2025, 2024, and 2023, respectively.
3.Cost of products sold include related party cost of products sold of $12 million, $15 million, and $21 million, for the years ended December 31, 2025, 2024, and 2023, respectively.
The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2025	2024	2023
Net income	$285	$605	$619
Other comprehensive (loss) income, net of tax
Foreign exchange translation adjustment	98	(62)	7
Pension and other postretirement benefit adjustments	(3)	(4)	(2)
Cash flow hedges recognized in other comprehensive income	(4)	20	10
Less: Reclassification adjustment for gains included in net income	(5)	(9)	(2)
Changes in fair value of cash flow hedges	(8)	11	8
Total other comprehensive (loss) income, net of tax	86	(55)	13
Comprehensive income	$371	$550	$632
The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$534	$661
Accounts receivable, less allowances of $10 and $7, respectively[1]	645	569
Inventories	715	558
Product loans receivable, current[2]	300	—
Other current assets	193	73
Total current assets	2,388	1,861
Property, plant and equipment – net	2,055	1,746
Goodwill	820	806
Intangible assets – net	49	35
Deferred income taxes	6	3
Product loans receivable, noncurrent[3]	—	264
Equity method investments	162	146
Other noncurrent assets[4]	192	142
Total assets	$5,673	$5,004
LIABILITIES
Current liabilities:
Accounts payable[5]	$909	$778
Current portion of long-term debt	4	—
Product loans payable, current[2]	320	—
Finance lease liabilities, current	14	22
Accrued and other current liabilities[6]	467	283
Total current liabilities	1,713	1,083
Long-term debt	1,968	—
Deferred income taxes	233	179
Product loans payable, noncurrent[3]	16	293
Finance lease liabilities, noncurrent	104	37
Other noncurrent liabilities	262	230
Total liabilities	4,296	1,822
Commitments and Contingencies
EQUITY
Common stock (par value $0.01 per share; 500,000,000 shares authorized; 158,747,196 shares issued and outstanding at December 31, 2025; 0 shares issued and outstanding at December 31, 2024)	2	—
Additional paid-in capital	1,495	—
Net Parent investment	—	3,471
Accumulated other comprehensive loss	(127)	(213)
Retained earnings	41	—
Total Solstice Advanced Materials stockholders’ equity	1,411	3,258
Noncontrolling interest	(34)	(76)
Total equity	1,377	3,182
Total liabilities and equity	$5,673	$5,004
__________________
1.Accounts receivable include related party receivables of $45 million and $40 million, as of December 31, 2025 and 2024, respectively.
2.Product loans receivable/payable, current include related party loans receivables/payables of $178 million and $0 million as of December 31, 2025 and 2024, respectively.
3.Product loans receivable/payable, noncurrent include related party loans receivables/payables of $0 million and $156 million as of December 31, 2025 and 2024, respectively.
4.Other noncurrent assets include related party long-term receivables of $0 million and $7 million as of December 31, 2025 and 2024, respectively.
5.Accounts payable include related party accounts payables of $2 million and $3 million as of December 31, 2025 and 2024, respectively.
6.Accrued and other current liabilities include related party payables of $69 million and $60 million as of December 31, 2025 and 2024, respectively.
The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$285	$605	$619
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	191	175	170
Amortization	29	42	51
Equity income of affiliated companies	(19)	(19)	(17)
Gain on sale of fixed assets	(15)	—	(9)
Stock compensation expense	27	17	18
Accrued interest on long-term debt	24	—	—
Deferred income taxes	52	(6)	(36)
Changes in assets and liabilities
Accounts receivable[1]	(51)	40	(134)
Inventories	(146)	(16)	(78)
Other assets	(117)	(3)	(14)
Accounts payable[2]	77	12	78
Accrued liabilities, current[3]	102	44	30
Deferred income and customer advances	2	(20)	53
Other liabilities	15	(29)	29
Net cash provided by operating activities	455	842	760
Cash flows from investing activities:
Capital expenditures paid	(336)	(296)	(299)
Cash paid for long-life catalysts and deferred maintenance	(2)	(1)	(33)
Purchase of intangible assets	(16)	—	—
Proceeds from disposals of property, plant, and equipment	23	—	11
Other	—	(1)	(3)
Net cash used for investing activities	(330)	(298)	(324)
Cash flows from financing activities:
Net transfers to Parent	(684)	(414)	(345)
Issuance of long-term debt	2,000	—	—
Payment of deferred financing costs	(38)	—	—
Dividend to parent	(1,500)	—	—
Finance lease payments	(13)	(39)	(33)
Net cash used for financing activities	(235)	(453)	(378)
Effect of foreign exchange rate changes on cash and cash equivalents	(15)	(36)	(1)
Net (decrease) increase in cash and cash equivalents	(126)	55	57
Cash and cash equivalents at beginning of period	661	606	549
Cash and cash equivalents at end of period	$534	$661	$606

Supplemental cash flow information:
Income taxes paid, net of refunds	$50	$22	$24
Interest paid on finance leases	4	10	17
_________________
1.Includes (increase)/decrease in short term related party receivables of $(5) million, $4 million, and $(10) million for the years ended December 31, 2025, 2024, and 2023, respectively, and decrease/(increase) in long term related party receivables of $7 million and $(7) million for the years ended December 31, 2025 and 2024, respectively.
2.Includes (decrease)/increase in related party accounts payables of $(1) million, $(4) million, and $(6) million for the years ended December 31, 2025, 2024, and 2023, respectively.
3.Includes increase in related party accrued liabilities of $9 million, $7 million, and $6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

	Common Stock[1]	Additional Paid-in Capital	Net Parent Investment	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity
Balance as of January 1, 2023	$—	$—	$2,973	$(171)	$—	$(84)	$2,718
Net income	—	—	621	—	—	(2)	619
Foreign exchange translation adjustment	—	—	—	7	—	—	7
Pension and other postretirement benefit adjustments	—	—	—	(2)	—	—	(2)
Changes in fair value of cash flow hedges	—	—	—	8	—	—	8
Net transfers to Parent	—	—	(325)	—	—	3	(322)
Balance as of December 31, 2023	$—	$—	$3,269	$(158)	$—	$(83)	$3,028
Net income	—	—	594	—	—	11	605
Foreign exchange translation adjustment	—	—	—	(62)	—	—	(62)
Pension and other postretirement benefit adjustments	—	—	—	(4)	—	—	(4)
Changes in fair value of cash flow hedges	—	—	—	11	—	—	11
Net transfers to Parent	—	—	(392)	—	—	(4)	(396)
Balance as of December 31, 2024	$—	$—	$3,471	$(213)	$—	$(76)	$3,182
Net income	—	—	196	—	41	48	285
Foreign exchange translation adjustment	—	—	—	98	—	—	98
Pension and other postretirement benefit adjustments	—	—	—	(3)	—	—	(3)
Changes in fair value of cash flow hedges	—	—	—	(8)	—	—	(8)
Net transfers to Parent	—	—	(676)	—	—	(6)	(681)
Distribution to Honeywell in connection with the Separation	—	—	(1,500)	—	—	—	(1,500)
Issuance of common stock in connection with the Separation[1] and reclassification of net investment from Honeywell	2	1,490	(1,492)	—	—	—	—
Common stock issued under employee incentive plans, net of tax withholdings	—	5	—	—	—	—	5
Balance as of December 31, 2025	$2	$1,495	$—	$(127)	$41	$(34)	$1,377
_________________
1.See Note 17 - Stockholders’ Equity of the Notes to the Consolidated Financial Statements for a rollforward of common stock.

The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, unless otherwise noted)
Note 1. Business Overview and Basis of Presentation
About the Business
Solstice Advanced Materials Inc. (“Solstice,” the “Business” or the “Company”) is a global specialty chemicals and advanced materials company with leading positions in refrigerants, semiconductor materials, protective fibers, and healthcare packaging. Prior to October 30, 2025, the Company was wholly owned by Honeywell International Inc. (“Honeywell” or “Parent”).
On October 8, 2024, Honeywell announced its plan to spin off its Advanced Materials business into an independent, U.S. publicly traded company through a pro rata distribution of all of the outstanding common shares of Solstice Advanced Materials to Honeywell shareowners (the “Spin-off”) that would be tax-free for U.S. federal tax purposes. On October 30, 2025, the Spin-off was consummated by means of a pro-rata distribution (the “Distribution”), which was intended to be tax-free for U.S. federal tax purposes, of all of the issued and outstanding Solstice Advanced Materials common shares to Honeywell’s shareowners of record as of October 17, 2025 (the “Record Date”), at which time each holder of Honeywell's common shares received one Solstice Advanced Materials common share for every four Honeywell common shares held as of the close of business on the Record Date, resulting in the Distribution of 158,727,456 of the Company’s common shares to Honeywell shareowners. Upon completion of the Distribution, on October 30, 2025, the Company commenced “regular way” trading as an independent public company under the ticker symbol “SOLS” on The Nasdaq Stock Market (“Nasdaq”). Following the Distribution, Honeywell does not beneficially own any Solstice Advanced Materials common shares.
Basis of Presentation
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
Prior to October 30, 2025 (“the Spin-off date”), the accompanying combined financial statements as of December 31, 2024 and for the years ended December 31, 2024 and 2023 and the consolidated financial statements as of and for the year ended December 31, 2025 (the “financial statements”) of the Company were derived from the consolidated financial statements and accounting records of Honeywell and presented on a standalone basis as if the Company’s operations had been conducted independently from Honeywell. The accompanying financial statements for periods prior to the Spin-off date include all revenues and costs directly attributable to the Solstice Advanced Materials business and an allocation of expenses related to certain Honeywell corporate functions. These expenses were allocated to the Solstice business based on a proportion of net sales. Solstice and Honeywell considered these allocations to be a reasonable reflection of the utilization of services or the benefits received. However, the allocations may not be indicative of the actual expense that would have been incurred had Solstice operated as an independent, standalone entity, nor are they indicative of future expenses of Solstice. All significant intercompany balances between Solstice and Honeywell prior to the Spin-off were included within Net Parent investment on the accompanying financial statements.
Honeywell used a centralized approach to cash management and financing of its operations. Accordingly, for periods prior to the Spin-off, a substantial portion of the Business’ cash accounts were regularly cleared to the former Parent at Honeywell’s discretion and Honeywell funded the Business’s operating and investing activities as needed. Transfers of cash between Honeywell and the Business were included within Net transfers to Parent on the statements of cash flows and the statements of equity through the pre-Spin-off periods. Honeywell’s long-term debt and related interest expense were not attributed to Solstice for any of the periods presented as the Business was not the legal obligor of such borrowings and Honeywell’s borrowings were not directly attributable to the Business.

After the Spin-off date, the Company’s financial statements from the Spin-off date through December 31, 2025, were consolidated financial statements based on our reported results as a standalone company. All significant transactions between Solstice entities were eliminated.
The accompanying financial statements for all periods presented, including the historical results of the Company prior to the Spin-off, are now referred to as “Consolidated Financial Statements.” Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for presentation and disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain items have been recast to conform to current-period presentation.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Solstice Advanced Materials, as well as entities in which a controlling interest is maintained. For those entities in which the Company controls and its ownership is less than 100%, the other shareowners’ interests are shown as Noncontrolling interest on the Consolidated Balance Sheets. Investments in companies in which the Company, directly or indirectly, owns a 20% to 50% interest, or has the ability to exercise significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting. As a result, Solstice Advanced Materials’ share of the earnings or losses of such equity affiliates is included within Other expense (income) in the Consolidated Statements of Operations, and the Company’s investment is reflected within Other noncurrent assets in the Consolidated Balance Sheets. Refer to Note 19 – Investments for further details.
The Company assesses the requirements related to variable interest entities (“VIE”), including a qualitative assessment that considers which entity has the power to direct the activities that most significantly impact the VIEs economic performance, and has the right to receive any benefits or the obligation to absorb any losses of the VIE. The Company consolidates all VIEs where the Company is the primary beneficiary. Refer to Note 19 – Investments for further details.
Accounting Standards Implemented
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, effective for annual periods beginning after December 31, 2024. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The Company adopted this guidance for the year ended December 31, 2025, and applied it on a prospective basis. Refer to Note 5 – Income Taxes.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves the navigability of required interim disclosures, clarifies when that guidance is applicable, and introduces a new principle requiring companies to disclose events since the end of the last annual reporting period that have a material impact on the company. The ASU can be applied prospectively or retrospectively for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which excludes certain contracts from the scope of derivative accounting and clarifies the guidance on noncash consideration from a customer for the transfer of goods or services. The ASU can be applied prospectively for annual reporting periods beginning after December 15, 2026, with modified retrospective application and early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the accounting for costs related to internal-use software. The update removes all references to project stages and clarifies the two conditions needed to be met to begin capitalizing costs under ASC 350-40. The ASU can be applied prospectively, retrospectively, or via a modified prospective transition approach for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires companies to disclose additional information about the types of expenses in commonly presented expense captions. The new standard requires tabular disclosure of specified natural expenses in certain expense captions, a qualitative description of amounts that are not separately disaggregated, and disclosure of the Company's definition and total amount of selling expenses. The ASU should be applied prospectively for annual reporting periods beginning after December 15, 2026, with retrospective application and early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.
Use of Estimates
The Company prepares its Consolidated Financial Statements in conformity with GAAP. In doing so, the Company is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases these estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The Company’s actual results may differ materially from these estimates. Significant estimates inherent in the preparation of these Consolidated Financial Statements include, but are not limited to, accounting for allocation of expenses related to certain Honeywell corporate functions, evaluation of goodwill and other intangible assets for impairment, environmental liabilities, asset retirement obligations (“ARO”), pension liabilities and expenses and income taxes.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, money market funds, and highly liquid investments having an original maturity of 90 days or less. Prior to the Spin-off, the Company participated in Honeywell’s centralized cash management and financing programs. The Company’s participation in these programs ended at the time of the Spin-off.
Accounts Receivable and Allowance for Current Expected Credit Losses
The Company classifies the right to consideration in exchange for products or services transferred to a client as Accounts Receivable. Receivables are recorded concurrent with billing upon delivery of goods or services to customers. An allowance for uncollectible receivables and contract assets, if needed, is estimated based on current and future expected economic conditions and past experiences of losses, as well as an assessment specific customer circumstances and of potential recoverability of the balance due.
Receivable losses are charged against the allowance in the period in which the receivable is deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance. Write-offs of receivables and associated reserves occur to the extent that there is no reasonable expectation of additional collections or repossession.

Inventories
Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Carrying value adjustments for inventory obsolescence are equal to the difference between cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 50 years for buildings and improvements and 3 to 16 years for machinery and equipment. Recognition of the fair value of obligations associated with the retirement of tangible long-lived assets is required when there is a legal obligation to incur such costs. Upon initial recognition or reassessment of a liability, the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset’s useful life.
Repair and Maintenance
Repair and maintenance costs, other than planned major maintenance costs, are expensed as incurred and included within Cost of products and services sold.
The Company accounts for planned major maintenance activities in accordance with ASC 360, Property, Plant, and Equipment, and has selected the deferral method to account for its planned major maintenance activities. Under the deferral method, major maintenance costs are capitalized and amortized over a period of one to five years on a straight-line basis, which is generally the time of the next scheduled major maintenance. Major maintenance costs are capitalized as part of Other current assets in the Consolidated Balance Sheets when incurred.
Goodwill and Indefinite-Lived Intangible Assets
The Company recognizes goodwill and indefinite-lived intangible asset balances in conjunction with business combinations, with amounts being recorded at their respective fair values upon the closing of a transaction. Subsequent to the closing of a business combination, the Company evaluates and books adjustments, as applicable, to the preliminary amounts recorded over the relevant measurement period, which is not to exceed one year from the acquisition date.
Goodwill and indefinite-lived intangible assets are subject to impairment testing annually as of October 1, or if a triggering event occurs or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. The Company completed its annual goodwill and indefinite-lived intangible assets impairment tests for the years ended December 31, 2025, 2024, and 2023 and determined that there was no impairment as of each of those dates.
Definite-Lived Intangible Assets
The Company recognizes definite-lived intangible asset balances in conjunction with acquisitions and business combinations, with amounts being recorded at their respective fair values upon the closing of a transaction. Subsequent to the closing of a business combination, the Company evaluates and books adjustments, as applicable, to the preliminary amounts recorded over the relevant measurement period, which is not to exceed one year from the acquisition date.
Other intangible assets with definite lives consist of customer lists, technology and patents, and other intangibles and are amortized over their estimated useful lives, ranging from 2 to 20 years.
Product Loans
The Company enters into both lending and borrowing arrangements for quantities of uranium ore as part of its ongoing operations. During 2024, the Company entered into separate agreements to lend quantities of uranium ore, which are reflected as product loans receivable, and to borrow quantities of uranium ore, which are reflected as product loans payable. These agreements settle on December 31, 2026. As both the loans receivable and loans payable may be settled in cash, they are both separately measured at fair value on a quarterly basis. As of December 31, 2025 and 2024, uranium ore product loans receivable and product loans payable reflected in the Consolidated Balance Sheets were $300 million and $264 million, respectively.
Under the terms of the agreements, the Company is entitled to loan fees from the borrower which are billed over the term of the contract and recognized at inception of the loan as service sales. The Company records trade accounts receivables and unbilled receivables for the invoiced and non-invoiced balances, respectively.
The Company also periodically enters into agreements to borrow quantities of uranium hexafluoride to fulfil customer orders for committed contracts. As of December 31, 2025 and December 31, 2024, uranium hexafluoride loans payable reflected in the Consolidated Balance Sheets were $36 million and $29 million, respectively.
Foreign Currency Translation
Assets and liabilities of operations outside of the United States (“U.S.”) with a functional currency other than the U.S. dollar are translated into U.S. dollars using year-end exchange rates. Sales, costs, and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive loss.
Leases
The Company recognizes right-of-use (“ROU”) assets and associated lease liabilities in the Consolidated Balance Sheet for leases with a term of more than twelve months when a majority percentage of utilization was attributed to the Company. The ROU asset equals the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives. Operating lease assets are included in Other non-current assets in the Consolidated Balance Sheets. The current portion of operating lease liabilities is included in Accrued and other current liabilities, and the noncurrent portion of operating lease liabilities is included in Other noncurrent liabilities in the Consolidated Balance Sheets. Finance lease assets are included in Property, plant, and equipment in the Consolidated Balance Sheets. Finance lease liabilities (current and noncurrent) are separately presented on the Consolidated Balance Sheets.
The Company primarily uses its incremental borrowing rate in determining the present value of the lease payments. In determining the borrowing rate, the Company considers the lease term, secured incremental borrowing rate, and for leases denominated in a currency different than the U.S. dollar, the collateralized borrowing rate in the foreign currencies. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Lease payments may be fixed or variable; however, only fixed payments or in-substance fixed payments are included in determining the lease liability. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments is incurred. Lease expense is recognized on a straight-line basis over the lease term. For all finance leases, the Company has elected the lessee’s practical expedient to combine lease and non-lease components and account for the combined unit as a single lease component.
Defined Benefit Plans
The Company sponsors both unfunded and funded defined benefit pension arrangements.
Non-U.S. unfunded defined benefit plans.
Certain employees of the Company participate in unfunded defined benefit plans administered and sponsored by Solstice Advanced Materials. These plans cover non-U.S. employees and retirees in certain jurisdictions, principally in Germany. The related liabilities of these plans are included in Accrued and other current liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets, refer to Note 18 – Postretirement Benefit Plans. The

Company records the service cost component in Cost of products and services sold in the Consolidated Statements of Operations.
U.S. funded defined benefit plans
Prior to the Spin-off, certain of the Company’s U.S. employees participated in defined benefit plans which were sponsored by Honeywell. During this period, the Company did not record assets or liabilities to recognize the funded status of these plans because Solstice was not the legal sponsor of these plans. The accompanying Consolidated Statements of Operations for the periods prior to the Spin-off reflected the cost for such plans as if they were multi-employer plans. Costs were allocated to the Company on a pro rata basis of net sales, utilizing the Business’ proportion of total Honeywell net sales in each respective year. In conjunction with the Spin-off, the benefit obligations for these employees, and a proportionate share of the related Honeywell plans’ assets, were transferred to a newly formed U.S. defined benefit pension plan sponsored by the Company. As a result, the funded status of this plan is recognized in the Consolidated Balance Sheet at December 31, 2025. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation at the balance sheet date. The projected benefit obligation (PBO) represents the actuarial present value of benefits expected to be paid upon retirement based on employee services already rendered and estimated future compensation levels.
For all defined benefit arrangements, net periodic pension cost is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs/(credits) and actuarial (gains)/losses previously recognized as a component of other comprehensive income/(loss) (“OCI”). The service cost component of net benefit cost is recorded in “Selling, general & administrative expenses” in the Consolidated Statements of Operations based on the employees’ respective functions. The other components of net benefit cost are presented separately from service cost within “Other expense (income)” in the Consolidated Statements of Operations. Actuarial (gains) losses and prior service costs/(credits) are recognized as a component of OCI in the Consolidated Statements of Comprehensive Income when they exceed 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) and amortized over the average remaining working lifetime of the plan. Actuarial (gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service costs/(credits) represent the cost of benefit changes attributable to prior service granted in plan amendments.
The measurement of benefit obligations and net periodic pension cost is based on estimates and assumptions including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. Refer to Note 18 – Postretirement Benefit Plans for further details on the accounting for these plans.
Supply Chain Financing
The Company maintains agreements with unaffiliated third-party financial institutions that offer voluntary supply chain financing (“SCF”) programs to suppliers of the Company. The SCF programs enable suppliers, at their sole discretion, to sell their receivables to third-party financial institutions in order to receive payment on receivables earlier than the negotiated commercial terms between suppliers and the Company. Supplier sale of receivables to third-party financial institutions is on terms negotiated between the supplier and the respective third-party financial institution. The Company agrees on commercial terms for the goods and services procured from suppliers, including prices, quantities, and payment terms, which normally range between 30 to 180 days, regardless of whether the supplier elects to participate in the SCF programs. A supplier’s voluntary participation in the SCF programs has no bearing on the Company's payment terms and the Company has no economic interest in a supplier’s decision to participate in the SCF programs. The Company agrees to pay participating third-party financial institutions the stated amounts of confirmed invoices from suppliers on the original maturity dates of the invoices.

Amounts outstanding related to SCF programs are included in Accounts payable in the Consolidated Balance Sheets. The following table summarizes the Company's outstanding obligations confirmed as valid related to the SCF programs for the years ended December 31, 2025, and 2024:

	Years Ended December 31,
	2025	2024
Confirmed obligations outstanding at the beginning of the year	$96	$72
Invoices confirmed during the year	270	198
Less: Confirmed invoices paid during the year	268	174
Confirmed obligations outstanding at the end of the year	$98	$96
Revenue Recognition
Product and services sales are recognized when, or as, the Company transfers control of the promised products or services to its customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The Company recognizes contract assets for goods exchanged under a contract that are not yet billable to the customer due to consignment inventory or specific contract terms. These assets are later reclassified as trade receivables when invoiced, usually timed with the customer's use of the product. In most circumstances, the Company recognizes revenue for products and services at the point in time in which the underlying products or services transfer to the customer.
Service sales are primarily derived from the Company’s uranium conversion services. Revenue is measured based on the consideration specified in a contract with a customer. In a toll conversion arrangement, the Company is contractually obligated to convert customer-owned uranium to a chemical state suitable for enrichment. The Company provides the converted uranium, based on the terms of the sales contract, at which point the specified quantity of converted uranium is transferred to the customer. At this point, the customer obtains control and revenue is recognized for the toll conversion services.
Revenues include estimates of variable consideration. The Company measures variable consideration at the most likely amount the Company will receive from customers. The terms of a contract or the historical business practice can give rise to variable consideration due to, but not limited to, cash-based incentives, rebates, performance awards, or credits. The Company estimates variable consideration using forecasts from customers and other information (historical, current and forecasted) reasonably available to the Company. Customers do not have the right to return products, except in limited circumstances.
Research and Development
Research and development costs for projects are expensed as incurred and included in Research and development expenses in the Consolidated Statements of Operations.
Transaction-related costs
The Company classifies certain expenses related to the Spin-off, as well as acquisitions and divestitures (if any) as Transaction-related costs in the Consolidated Statements of Operations. The Transaction-related costs include one-time and non-recurring expenses associated with the separation and stand-up of functions required to operate as a standalone public entity. These non-recurring costs primarily relate to legal, accounting, consulting and other professional service fees, system implementation costs, business and facilities separation, development of our brand and other matters.
Income Taxes
For periods prior to the Spin-off, income taxes, as presented in the Consolidated Financial Statements attribute current and deferred income taxes of Honeywell to the Company’s stand-alone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by ASC 740, Income Taxes (“ASC 740”). Accordingly, the Company’s income tax provision was prepared following the separate return method. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group members were separate taxpayers. As a result, actual transactions included in the consolidated financial statements of Honeywell may not have been included in the separate Consolidated Financial Statements of the Company. Similarly, the tax treatment of certain items reflected in the Consolidated Financial Statements of the Company may not have been reflected in the consolidated financial statements and tax returns of Honeywell. Therefore, items such as net operating losses, credit carryforwards and valuation allowances may exist in the stand-alone financial statements that may or may not exist in Honeywell’s consolidated financial statements. As such, the income taxes of the Company as presented in the Consolidated Financial Statements may not be indicative of the income taxes that the Company will generate in the future. Since the Company’s results were included in the Parent’s consolidated tax returns, payments to certain tax authorities were made by the Parent and not by the Company. For tax jurisdictions where the Company was included with the Parent in a consolidated tax filing, the Company did not maintain taxes payable to or from the Parent. The payments are deemed to be settled immediately with the legal entities paying the tax in the respective tax jurisdictions and are reflected in the Consolidated Statements of Cash Flows as Net transfers to Parent within financing activities and in the Consolidated Balance Sheets as Net Parent investment.
The Company’s deferred tax assets and liabilities represent differences between the tax bases of assets and liabilities and their reported amounts in the Consolidated Financial Statements, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized.
The Company uses significant judgment to evaluate tax positions. The Company establishes reserves for income taxes when, despite the belief that tax positions are fully supportable, certain positions remain that do not meet the minimum recognition threshold. The Company establishes uncertain tax positions when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state, and foreign tax authorities. The Company assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of the provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability, and deferred taxes in the period in which the facts that give rise to a change in estimate become known.
Litigation
The Company accrues for litigation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. When a material loss contingency is reasonably possible, but not probable, the Company does not record a liability, but instead discloses the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made. Legal costs, such as outside counsel fees and expenses, are charged to expense in the period that services are rendered.
Environmental
The Company accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. See Note 20 - Commitments and Contingencies for additional information.
Stock-Based Compensation
Prior to the Spin-off, eligible employees participated in Honeywell’s stock-based compensation plans. Awards granted under the plans were based on Honeywell’s common shares and, as such, were reflected in the Parent’s Consolidated Statement of Shareowners’ Equity and not in the Company’s Combined Statements of Equity. For historical periods, stock-based compensation cost is based on the awards and terms previously granted to employees by Honeywell and allocated to Solstice. The fair value of the Honeywell stock options was determined on the grant date using the Black-Scholes model. At the time of the Company’s Spin-off, each outstanding Honeywell Restricted

Stock Unit (“RSU”) held by a Solstice employee was converted into a Solstice RSU based on the exchange ratio determined at the Distribution.
The Company may grant employees RSUs and stock options. RSUs typically vest over a three to four-year period. Stock options vest in equal installments over a period of four years and expire after 10 years. Recipients of RSUs receive dividend equivalents that are paid subject to the same vesting and forfeiture restrictions as the underlying award. The fair value of the RSUs is determined on the grant date based on the Company’s stock price. The fair value of the Honeywell stock options converted to Solstice stock options was determined on the modification date using the binomial option pricing model. The Company has elected to account for forfeitures as they occur.
Stock-based compensation cost is recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
The Company records deferred tax assets for awards that result in tax deductions in the consolidated financial statements calculated using the separate return basis based on the amount of compensation cost recognized and the relevant statutory tax rates. The differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded as a benefit or expense to the provision for income taxes in the Consolidated Statements of Operations.
Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common shareowners by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS, calculated using the treasury stock method, reflects the potential dilution that could occur if the Company’s outstanding stock-based compensation awards were issued.
On October 30, 2025, 158,727,456 shares of the Company’s common stock were distributed to Honeywell shareowners as of the Record Date (October 17, 2025). This amount is utilized for the calculations of both basic and diluted EPS for all periods presented prior to the Distribution. It is assumed that there was no dilutive effect of equity securities as the Company had no stock-based compensation awards outstanding prior to the Distribution.
Note 3. Related Party Transactions
Corporate Allocations
The accompanying financial statements for the periods prior to the Spin-off reflected allocations of certain expenses from Honeywell including, but not limited to, legal, accounting, information technology (“IT”), human resources and other infrastructure support. The allocation method was based on the Company’s proportion of total Honeywell revenue in each respective period, relative to the Honeywell expense cost pool. Allocations for management costs and corporate support services provided to the Company totaled $192 million, $205 million and $201 million for the years ended December 31, 2025, 2024 and 2023, respectively, and such amounts are included within Selling, general and administrative expenses in the Consolidated Statements of Operations. These corporate allocations include stock-based compensation expense allocated to the Company for corporate and shared employees of $21 million, $12 million and $13 million and U.S. pension service costs of $2 million, $3 million and $3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Related Party Sales and Purchases
Product sales to affiliates
Product and service sales in the Consolidated Statements of Operations include sales to affiliates of $91 million, $125 million and $111 million for the years ended December 31, 2025 (through the Spin-off date), 2024 and 2023, respectively.
Certain of these product sales are cash-settled and reflected in the Consolidated Balance Sheets. Accounts receivable – net includes $45 million and $40 million of these transactions as of December 31, 2025 (through the Spin-off date), and 2024, respectively.

Purchases from affiliates
Purchases made by the Company from its affiliates, including Honeywell, were $19 million, $22 million and $26 million for the years ended December 31, 2025, 2024 and 2023, respectively. Honeywell is not considered an affiliate following the Spin-off. Purchases made by the Company from Honeywell, were $9 million, $12 million and $13 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Accounts payable includes $2 million and $3 million as of December 31, 2025 and 2024, respectively, related to such transactions.
In addition to normal recurring purchases, ConverDyn, the Company’s consolidated VIE (refer to Note 19 – Investments for further details), holds accrued liabilities of $69 million and $60 million as of December 31, 2025 and 2024, respectively, to an affiliate of General Atomics relating to payments owed by ConverDyn for the standby costs of maintaining a uranium conversion facility owned by such affiliate of General Atomics. These payments cannot be paid by ConverDyn until ConverDyn fully pays to the Company the costs of operating the Nuclear Facility (“AES Facility”). Until repaid, these obligations to the affiliate General Atomics accrue interest at the U.S. prime rate plus two percent.
Product loans
During 2024, ConverDyn entered into an arrangement to borrow certain products from a customer of ConverDyn and loan such products to an affiliate of General Atomics until December 31, 2026, in exchange for a fixed fee billed annually. Service net sales within the Consolidated Statements of Operations includes $0 million and $30 million for the years ended December 31, 2025 and 2024, respectively, related to this arrangement. The Consolidated Balance Sheet includes Product loans receivable and Product loans payable related to uranium ore of approximately $178 million and $178 million, as of December 31, 2025, and approximately $156 million and $156 million, as of December 31, 2024. This results in a net position of $0 million loans payable/receivable related to these arrangements for ConverDyn as of December 31, 2025, and December 31, 2024. As of December 31, 2025 and 2024, the Consolidated Balance Sheet includes short-term and long-term unbilled Accounts receivable related to the loan fees receivable of approximately $7 million and $18 million, respectively.
Cash Management and Net Parent Investment
Prior to the Spin-off, Honeywell used a centralized approach for the purpose of cash management and financing of its operations. The Company’s excess cash was transferred to Honeywell daily, and Honeywell funded the Company’s operating and investing activities as needed. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Balance Sheets as Net Parent investment.
Parent Company Credit Support
Honeywell agreed to provide the Company support through certain parent company performance guarantees that will remain in place during a transition period of up to 24 months following the Spin-off and as guarantor of or obligor for certain letters of credit and other credit support instruments that have been issued on the Company’s behalf during a transition period of up to 12 months following the Spin-off.

Note 4. Revenue Recognition and Contracts with Customers
The Company has a comprehensive offering of products and services sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	Years Ended December 31,
	2025	2024	2023
Refrigerants & Applied Solutions
Refrigerants	$1,511	$1,302	$1,372
Building Solutions and Intermediates	719	738	718
Nuclear (AES)	356	446	308
Healthcare Packaging	204	235	231
Net Refrigerants & Applied Solutions	2,789	2,721	2,629
Electronic & Specialty Materials
Research and Performance Chemicals	500	482	464
Electronic Materials	409	381	407
Safety and Defense Solutions	187	186	149
Net Electronic & Specialty Materials	1,097	1,049	1,020
Net sales	$3,886	$3,770	$3,649
Contract Balances
The Company tracks progress on satisfying performance obligations under contracts with customers and records the related billings and cash collections in the Consolidated Balance Sheets in Accounts receivable – net unbilled receivables (contract assets) arise when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Deferred revenue (contract liabilities) arise when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements. Contract liabilities are derecognized when performance obligations are satisfied.
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company’s contract assets and liabilities balances:

	December 31,
	2025	2024
Contract assets - January 1	51	$26
Change in Contract assets - (decrease) increase	(12)	25
Contract assets - December 31	39	51

Contract liabilities - January 1	(39)	(59)
Change in Contract liabilities - (increase) decrease	(2)	20
Contract liabilities - December 31	(41)	(39)

Net change	$(14)	$45
For the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue of $3 million, $45 million and $3 million, respectively, that was previously included in the beginning balance of contract liabilities.
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
Performance obligations satisfied as of a point in time are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. Substantially all of the Company’s revenue relates to transfer of control of products or delivery of conversion services at a point in time. The Company’s contracts generally do not contain a significant financing component, as the period between when the Company transfers control of the product or service to the customer and when the customer pays for that product or service is one year or less.
As of December 31, 2025, the Company’s remaining performance obligations (“RPO”), which is the aggregate amount of total contract price that is unsatisfied or partially unsatisfied was approximately $2.8 billion. Performance obligations expected to be satisfied within one year and greater than one year are 27% and 73%, respectively.
Note 5. Income Taxes
The Company’s income tax provision for the first three quarters of 2025 and the years ended December 31, 2024 and 2023 were prepared using a separate return method. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone entity. The Company believes the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable.
For all periods prior to the Spin-off, the Company was part of Honeywell’s consolidated U.S. federal income tax return, as well as separate and combined Honeywell’s income tax returns in numerous state and international jurisdictions. The Company’s current tax liabilities computed under the separate return method are considered to be effectively settled in the Consolidated Financial Statements at the time the transaction is recorded, with the offset recorded against Net investment from Honeywell.
Income Before Taxes
The sources of income from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2025	2024	2023
U.S.	$348	$553	$569
Non-U.S.	299	244	245
Total	$647	$797	$814

Tax Expense
Tax expense consists of the following:

	Years Ended December 31,
	2025	2024	2023
Current:
U.S. Federal	$83	$97	$131
U.S. State	24	36	40
Non-U.S.	281	65	60
Total current tax expense	388	198	231
Deferred:
U.S. Federal	(27)	(3)	(31)
U.S. State	(1)	(2)	(6)
Non-U.S.	2	(1)	1
Total deferred tax (benefit) expense	(26)	(6)	(36)
Total Tax expense	$362	$192	$195

Following the Company’s adoption of ASU 2023-09, the U.S. federal statutory income tax rate is reconciled to the effective income tax rate for 2025 as follows:

	Year Ended December 31, 2025
	$	%
US Federal Statutory Tax Rate	$136	21.0%
State and local income taxes, net of Federal income tax effects[1]	17	2.6%
Foreign tax effects
China
Discrete tax adjustments - restructuring in advance of the Spin-off	180	27.8%
Withholding taxes on unremitted earnings	(15)	(2.3)%
Other	2	0.3%
United Arab Emirates
Valuation Allowance	10	1.5%
Other	1	0.2%
Japan
Withholding taxes on unremitted earnings	13	2.0%
Other	7	1.1%
Taiwan
Withholding taxes on unremitted earnings	9	1.4%
Other	5	0.8%
Other foreign jurisdictions	11	1.7%
Effect of cross-border tax laws
Global intangible low-taxed income	2	0.3%
Foreign-derived intangible income benefit	(6)	(0.9)%
Tax credits
U.S. research and development tax credit	(10)	(1.5)%
Nontaxable or nondeductible items
Transaction costs	10	1.5%
Other	(2)	(0.3)%
Changes in unrecognized tax benefits	2	0.3%
Other adjustments
Non-controlling interest and partnership	(11)	(1.7)%
Other	1	0.2%
Effective tax rate	$362	56.0%
__________________
1.State taxes in Illinois, Virginia, and Pennsylvania make up the majority (greater than 50%) of the tax effect in this category.

The effective tax rate in 2025 was higher than the U.S. federal statutory rate of 21% and increased during 2025 compared to 2024 as a result of discrete tax adjustments related to restructuring in advance of the Spin-off from Honeywell.
The U.S. federal statutory income tax rate is reconciled to the effective income tax rate for prior years as follows:

	Years Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Taxes on non-U.S. earnings[1]	2.9	2.3
Foreign-derived intangible income benefit	(1.4)	(1.8)
U.S. state income taxes	3.3	3.2
Research and development credits	(1.1)	(1.1)
Other	(0.6)	0.4
Effective income tax rate	24.1%	24.0%
__________________
1.Includes U.S. taxes on non-U.S. earnings, net of foreign tax credits.
Deferred Tax Assets (Liabilities)
The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

	December 31,
	2025	2024
Deferred tax assets
Pension	$7	$7
Other accruals and reserves	27	29
Environmental reserves	12	14
Lease liabilities	59	38
Capitalized research & development	—	48
Other	17	11
Gross deferred tax assets	122	147
Valuation allowance	(10)	—
Total deferred tax assets	112	147
Deferred tax liabilities
Pension	(9)	—
Right-of-use assets	(68)	(47)
Outside basis difference	(2)	(9)
Intangible assets	(15)	(26)
Unremitted earnings of foreign subsidiaries	(56)	(44)
Property, plant and equipment	(189)	(197)
Total deferred tax liabilities	(339)	(323)
Net deferred tax liability	$(227)	$(176)
Deferred tax assets as of December 31, 2025 were reduced by a valuation allowance provided for certain non-U.S. deferred tax assets. The change in the valuation allowance resulted in an increase of $10 million to income tax expense in 2025. If the Company determines that the likelihood of realization of existing deferred tax assets changes, a corresponding increase or decrease to the valuation allowance will be recognized as an increase or reduction to income tax expense in the period that determination is made.

The Company recorded a $56 million and $44 million deferred tax liability on all unremitted foreign earnings as of December 31, 2025 and 2024, respectively.
Cash Paid for Income Taxes
The following table reconciles cash paid for income taxes for the year ended December 31, 2025:

Federal	$—
State	—
Non-U.S.
China	22
Japan	18
Ireland	5
Other foreign	5
Total Cash Paid for Income Taxes	50
Unrecognized Tax Benefits

	December 31,
	2025	2024	2023
Change in unrecognized tax benefits
Balance at beginning of year	$8	$8	$8
Gross increases related to current period tax positions	1	1	1
Gross increases related to prior period tax positions	2	—	—
Settlements	(1)	—	—
Foreign currency translation	1	—	—
Settled with Parent through Net Parent investment	(3)	(1)	(1)
Balance at end of year	$8	$8	$8
As of December 31, 2025, 2024 and 2023, there were $8 million, $8 million and $8 million, respectively, of unrecognized tax benefits that if recognized would affect the effective tax rate.
Prior to the Spin-Off, the Company was part of Honeywell’s consolidated U.S. federal income tax return, as well as separate and combined Honeywell income tax returns in numerous state and foreign jurisdictions. In connection with the Spin-off, we entered into a Tax Matters Agreement with Honeywell allocating responsibility and providing for the payment of tax liabilities and entitlement to refunds, cooperation in the filing of tax returns, and providing for certain other matters relating to taxes, including indemnities, and preservation of the intended tax treatment. Honeywell is under examination by numerous tax authorities in various jurisdictions globally.
The following table summarizes tax years that remain subject to examination by major tax jurisdictions as of December 31, 2025:

	Open Tax Years
Jurisdiction	Examination in progress	Examination not yet initiated
China	2013-2024	2025
Germany	2017-2020	2021-2025
Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in the Company's financial statements.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Income tax expense in the Consolidated Statements of Operations and totaled less than $1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Accrued interest and penalties were $0 million, $1 million, and $1 million as of December 31, 2025, 2024 and 2023, respectively.
The Company’s unrecognized tax positions are recorded within Other noncurrent liabilities in the Consolidated Balance Sheets.
Note 6. Inventories
The Company’s inventories are comprised of the following:

	December 31,
	2025	2024
Raw materials	$71	$67
Work in process	239	193
Finished products	405	298
Total Inventories	$715	$558
Inventory reserves totaled $8 million and $14 million at December 31, 2025 and 2024, respectively, and are included within the table above.
Note 7. Property, Plant and Equipment – Net
Property, plant and equipment - net are comprised of the following:

	December 31,
	2025	2024
Land and improvements	$27	$24
Machinery and equipment	3,450	3,218
Buildings and improvements	732	623
Construction in progress	430	285
Total Property, plant and equipment	4,639	4,150
Less – Accumulated depreciation	(2,583)	(2,404)
Total Property, plant and equipment – net	$2,055	$1,746
The unpaid property, plant and equipment balance included in accounts payable and accrued expenses was $111 million and $39 million at December 31, 2025 and 2024, respectively. The Company recorded depreciation expense for property, plant, and equipment, of $191 million, $175 million and $170 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 8. Goodwill and Other Intangible Assets – Net
The below table summarizes the change in goodwill for the years ended December 31, 2025 and December 31, 2024, by segment:

	December 31, 2023	Currency Translation Adjustment	December 31, 2024	Currency Translation Adjustment	December 31, 2025
Refrigerants & Applied Solutions	$619	$(6)	$613	$11	$624
Electronic & Specialty Materials	195	(2)	193	3	196
Total Goodwill	$814	$(8)	$806	$14	$820

Other intangible assets are comprised of the following:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles
Customer relationships	$35	$(30)	$5	$34	$(27)	$7
Patents and technology	21	(6)	15	6	(4)	2
Other intangible assets	3	(2)	—	3	(2)	1
Total definite-life intangibles – net	58	(37)	21	43	(33)	10
Indefinite-life intangibles
Trademarks	29	—	29	25	—	25
Total Other intangible assets – net	$87	$(37)	$49	$68	$(33)	$35
Amortization expense related to intangible assets was $4 million for the year ended December 31, 2025 and $3 million for the year ended December 31, 2024 and 2023.
Estimated intangible asset amortization expense for each of the next five years is as follows:

Amount
2026	$3
2027	3
2028	3
2029	3
2030	3
Thereafter	8
Note 9. Other Noncurrent Assets

	December 31,
	2025	2024
Right-of-use assets	89	90
Prepaid pension cost	45	—
Long-life catalysts – net	26	25
Capitalized software – net	22	6
Deferred debt issuance costs	6	—
Long-term accounts receivable	2	15
Deferred maintenance – net	—	7
Other	2	—
Total Other noncurrent assets	$192	$142
The Company recorded total amortization expense of $24 million, $39 million, and $48 million for the years ended December 31, 2025, 2024, and 2023, respectively, which included amounts related to deferred maintenance, long‑life catalysts, and capitalized software.

Note 10. Leases
The Company’s operating lease portfolio includes corporate offices, Research and development facilities, manufacturing sites, IT equipment, rail cars, automobiles and certain other equipment. The majority of the Company’s leases have remaining lease terms of one year to 10 years. The Company’s finance leases relate to supplier arrangements where certain facilities are used exclusively to fulfill the Company’s long-term supplies.

	December 31,
	2025	2024	2023
Operating lease cost	$32	$36	$24
Short-term lease cost	—	—	2
Finance lease cost:
Depreciation of right-of-use assets	23	18	20
Interest on lease liability	4	10	17
Total finance lease cost	$27	$28	$37
Total lease cost	$59	$64	$63
Supplemental cash flow information related to leases was as follows:

	December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$31	$34	$23
Operating cash flows for finance leases	4	10	17
Financing cash flows for finance leases	13	39	33
Right-of-use assets obtained in exchange for lease obligations
Operating leases	26	20	47
Finance leases	82	—	1

Supplemental consolidated balance sheet information related to leases was as follows:

	December 31,
	2025	2024
Operating leases:
Other noncurrent assets	$89	$90

Accrued and other current liabilities	$18	$24
Other noncurrent liabilities	69	64
Total operating lease liabilities	$87	$88
Finance leases:
Property, plant and equipment	$275	$196
Accumulated depreciation	(124)	(102)
Property, plant and equipment – net	$151	$94
Finance lease liabilities, current	$14	$22
Finance lease liabilities, noncurrent	104	37
Total finance lease liabilities	$118	$59
Weighted-average remaining lease term (in years):
Operating leases	7	6
Finance leases	11	4
Weighted-average discount rate:
Operating leases	2.7%	3.0%
Finance leases	4.4%	8.4%
As of December 31, 2025, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2026	$24	$19
2027	21	19
2028	15	19
2029	12	14
2030	12	7
Thereafter	31	69
Total lease payments	114	145
Less: Interest	(27)	(28)
Total maturities of lease liabilities	$87	$118

Note 11. Debt
The following table contains the components of our debt:

	December 31,
	2025	2024
Total debt:
Term Loan Facility due 2032[1]	$1,000	$—
5.625% Senior Notes due 2033	1,000	—
Finance lease liabilities[2]	118	59
	$2,118	$59
Less:
Unamortized discount	15	—
Unamortized debt issuance costs	13	—
Current portion of long-term debt and finance lease liabilities, current[2]	18	22
Total	$2,072	$37
__________________
1.See “Senior Credit Facilities” below for information regarding weighted average interest rates for the term loan facility.
2.See Note 10 - Leases for additional information regarding the Company’s finance lease liabilities.

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
The Notes are senior unsecured obligations of the Company and are, or will be, guaranteed on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s Senior Credit Facilities (described below). The Notes are subject to customary affirmative and negative covenants that limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments; make investments; consummate certain asset sales; engage in certain transactions with affiliates; grant or assume certain liens; and consolidate, merge or transfer all or substantially all of the Company’s assets.
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
The Credit Facilities bear interest at the Adjusted Term SOFR rate (“SOFR”) (subject to a 0% floor) plus the applicable SOFR margin.
The applicable margin for the Term Loan Facility is 1.75% per annum (for SOFR loans). The applicable margin for the Revolving Credit Facility varies from 1.50% per annum to 2.00% per annum (for SOFR loans) based on the Company’s Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement). Accordingly, the interest rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the SOFR or future changes in the Company’s Consolidated First Lien Leverage Ratio. Interest payments with respect to the Credit Facilities are required at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.
In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by the Company’s Consolidated First Lien Leverage Ratio and ranges from 0.25% to 0.35% per annum.
As of December 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility, the interest rate on this facility was 5.59%, and there were $270 million of unused letters of credit under the Sidecar LC Facilities.
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
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/repurchases, in respect of the Company and its subsidiaries’ equity interests, to engage in transactions with affiliates or amend certain material documents. In addition, the Credit Agreement also contains financial covenants for the benefit of the lenders under the Revolving Credit Facility requiring the maintenance of a Consolidated First Lien Leverage Ratio of not greater than 3.50 to 1.00 (with a temporary step-up following a material acquisition to 4.00 to 1.00), and a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 2.75 to 1.00. As of December 31, 2025, the Company was in compliance with all of the financial covenants required by the Credit Agreement.
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
Maturities
The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

2026	$8
2027	10
2028	10
2029	10
2030	10
Thereafter	1,953
Total	$2,000
Note 12. Accrued and Other Current Liabilities
Accrued and other current liabilities are comprised of the following:

	December 31,
	2025	2024
Taxes payable	$122	$44
Customer rebates reserve	71	60
ConverDyn JV partner payable	69	60
Compensation, benefit and other employee related	68	38
Accrued interest on long-term debt	24	—
Operating lease liability	18	24
Separation-related accrual	18	21
Environmental reserves	6	6
Customer advances	3	6
Other	68	24
Total Accrued and other current liabilities	$467	$283
Note 13. Other Noncurrent Liabilities
Other noncurrent liabilities are comprised of the following:

	December 31,
	2025	2024
Pension and other employee-related	$76	$57
Operating lease liabilities	69	64
Environmental costs	50	47
Deferred income	38	33
Asset retirement obligation	18	17
Income taxes	10	9
Other	2	3
Total Other noncurrent liabilities	$262	$230
Note 14. Fair Value Measurements
The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy:
•Level 1 - Inputs are based on quoted prices in active markets for identical assets and liabilities.
•Level 2 - Inputs are based on observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

•Level 3 - One or more inputs are unobservable and significant.
Financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

		December 31, 2025		December 31, 2024
	Fair Value Level	Assets	Liabilities	Assets	Liabilities
Product loan receivable	2	$300	$—	$264	$—
Product loan payable	2	—	300	—	264
Foreign currency exchange contracts[1]	2	—	—	16	—
Fair Value		$300	$300	$280	$264
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
The Company values foreign currency exchange contracts using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2. Through the Spin-off date, the Company used foreign currency exchange forward contracts to hedge foreign currency exposure under Honeywell’s hedging programs. For the contracts designated as cash flow hedges, the Company records changes in fair value of the derivatives in Accumulated other comprehensive loss and subsequently recognized in earnings when the hedged items impact earnings. For contracts not designated as hedges, the Company records the changes in fair value in the Consolidated Statements of Operations based on the nature of the derivative contract and the underlying item. Derivative assets are presented in Other current assets. Derivative liabilities are presented in Accrued and other current liabilities. In connection with the Spin-off, the Company settled its foreign currency exchange forward contracts under the Honeywell hedging programs and held no foreign exchange contracts as of December 31, 2025. As of December 31, 2024, the Company held contracts with notional amounts of $741 million to exchange foreign currencies.
The fair value of the Company’s outstanding debt (excluding finance lease liabilities) is estimated using quoted market prices for the same or similar debt issuances, which is a Level 2 measurement. The Company’s outstanding debt (excluding finance lease liabilities) had a carrying value and an estimated fair value of $2.0 billion as of December 31, 2025. See Note 11 - Debt for additional information.
Note 15. Stock-Based Compensation Plans
Prior to the Distribution, certain eligible employees received stock-based compensation awards under Honeywell’s incentive compensation plans. For all periods prior to the Distribution, the Consolidated Statements of Operations reflect an allocation of these expenses on a specific identification basis for employees who exclusively supported the Company or, when specific identification is not practicable, a proportional cost allocation method primarily based on revenue or directly identifiable actual costs, depending on the nature of the services.
In connection with the Distribution, nonvested awards granted under Honeywell’s incentive compensation plans to Solstice employees were converted into equivalent awards under the Company’s stock incentive plan. Incremental stock-based compensation expense recorded as a result of the share conversion was not significant.

In connection with the Spin-off, both the Board of Directors of the Company and the then-sole shareowner of the Company approved the adoption of the Solstice 2025 Stock Incentive Plan (“the 2025 Plan”). Under the 2025 Plan, the Company can grant RSUs, performance awards, and stock options to employees. As of December 31, 2025, the maximum number of shares that can be issued under the 2025 Plan is 11,195,260 shares.
A summary of the activity related to the Company’s stock options as of December 31, 2025, and changes during the year then ended is presented below.

	Stock Options
	Number of Units (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 30, 2025[1]	553	$47.94
Granted	—	N/A
Exercised	—	N/A
Forfeited or expired	—	N/A
Outstanding at December 31, 2025	553	$47.94	8.2 years	$780
__________________
1.Effective date of conversion upon the Distribution.

As of December 31, 2025, no stock options were exercisable.
The fair value of the Company’s stock options was estimated on the date of modification using a binomial option pricing model that uses the weighted-average assumptions noted in the following table.

Year Ended December 31, 2025
Expected volatility	27.7%
Dividend yield	—%
Expected term (in years)	4.9
Risk-free rate	3.6%
The expected volatility was derived from a peer group’s volatility as the Company does not have sufficient historical volatility based on the expected term of the underlying options.
A summary of the status of the Company’s RSUs as of December 31, 2025, and changes during the year then ended, is presented below.

	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at October 30, 2025[1]	780	$49.12
Granted	6	49.45
Vested	(2)	47.70
Forfeited	—	N/A
Nonvested at December 31, 2025	785	$49.12
__________________
1.Effective date of conversion upon the Distribution. Includes 258 thousand RSUs granted on October 30, 2025 pursuant to the 2025 Plan at a grant-date fair value of $50.70.

Stock-based compensation cost, which is recognized in Selling, general, and administrative expenses in the Consolidated Statements of Operations, was $27 million, $17 million and $18 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, there was $31 million of total unrecognized compensation expense, which is expected to be recognized over a weighted-average period of 2.8 years.
Note 16. Earnings Per Share
The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted EPS calculations for the years ended December 31, 2025, 2024, and 2023.

(Amounts in millions, except per share amounts)	Years Ended December 31,
	2025	2024	2023
Numerator:
Net income	$285	$605	$619
Less: Net income (loss) attributable to noncontrolling interest	48	11	(2)
Net income attributable to Solstice Advanced Materials Inc. common stockholders	$237	$594	$621

Denominator:
Weighted average number of common shares outstanding - basic	158.7	158.7	158.7
Dilutive effect of stock-based compensation plans	0.2	—	—
Weighted average number of common shares outstanding - diluted	158.9	158.7	158.7

Basic earnings per share	$1.49	$3.74	$3.91
Diluted earnings per share	$1.49	$3.74	$3.91
The potential shares of common stock that were excluded from diluted EPS were 0.8 million at December 31, 2025 because the effect of including those potential shares was anti-dilutive.
Note 17. Stockholders’ Equity
Authorized Capital Stock
The Company’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, without par value.
The following table sets forth the changes in the number of shares of common stock outstanding during the year ended December 31, 2025.

Common Stock Outstanding (in millions)
Balance as of January 1, 2025	—
Common stock issued	158.7
Common stock acquired	—
Balance as of December 31, 2025	158.7

Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss are provided in the table below.

	Pretax	Tax	After Tax
Year Ended December 31, 2023
Foreign exchange translation adjustment	$7	$—	$7
Pension adjustments	(3)	1	$(2)
Changes in fair value of effective cash flow hedges	9	(1)	$8
Total net current period other comprehensive income (loss)	$13	$—	$13
Year Ended December 31, 2024
Foreign exchange translation adjustment	$(62)	$—	$(62)
Pension adjustments	(6)	2	$(4)
Changes in fair value of effective cash flow hedges	13	(2)	$11
Total net current period other comprehensive income (loss)	$(55)	$—	$(55)
Year Ended December 31, 2025
Foreign exchange translation adjustment	$98	$—	$98
Pension adjustments	(7)	4	$(3)
Changes in fair value of effective cash flow hedges	(11)	2	$(8)
Total net current period other comprehensive income (loss)	$80	$6	$86
Components of Accumulated Other Comprehensive Loss

	December 31,
	2025	2024
Cumulative foreign exchange translation adjustment	$(120)	$(218)
Pension and other postretirement benefit adjustments	(8)	(5)
Fair value adjustments of cash flow hedges	2	10
Total Accumulated other comprehensive loss	$(127)	$(213)

Changes in Accumulated Other Comprehensive Loss by Component

	Foreign Exchange Translation Adjustment	Pension Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance as of January 1, 2023	$(163)	$1	$(9)	$(171)
Other comprehensive income (loss) before reclassifications	7	(2)	10	$15
Amounts reclassified from accumulated other comprehensive loss	—	—	(2)	(2)
Net current period other comprehensive income (loss)	7	(2)	8	13
Balance as of December 31, 2023	$(156)	$(1)	$(1)	$(158)
Other comprehensive income (loss) before reclassifications	(62)	(4)	20	$(46)
Amounts reclassified from accumulated other comprehensive loss	—	—	(9)	(9)
Net current period other comprehensive income (loss)	(62)	(4)	11	(55)
Balance as of December 31, 2024	$(218)	$(5)	$10	$(213)
Other comprehensive income (loss) before reclassifications	98	(3)	(4)	$91
Amounts reclassified from accumulated other comprehensive loss	—	—	(5)	(5)
Net current period other comprehensive income (loss)	98	(3)	(8)	86
Balance as of December 31, 2025	$(120)	$(8)	$2	$(127)
Amounts reclassified out of Accumulated other comprehensive loss related to pension adjustments are included within Other expense (income) in the Consolidated Statements of Operations. Amounts reclassified out of Accumulated other comprehensive loss related to cash flow hedges are included within Net sales or Cost of products and services sold in the Consolidated Statements of Operations, depending on the nature of the underlying transaction being hedged.
Note 18. Postretirement Benefit Plans
For periods prior to the Spin-off, certain employees of the Solstice Advanced Materials Business participated in U.S. pension plans sponsored by Honeywell. For the purposes of the Consolidated Financial Statements, the Company accounted for these plans as multiemployer plans as they are not sponsored by the Business. Therefore, the related assets and liabilities were not reflected in the Consolidated Balance Sheets. The Consolidated Statements of Operations reflect a proportionate allocation of $2 million, $3 million, and $3 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to service costs for the multiemployer plans associated with the Solstice Advanced Materials Business’ employees.
Following the Spin-off, the Company sponsors a defined benefit pension plan for these U.S. employees, with benefit obligations and corresponding assets transferred, as part of the Spin-off, from the Honeywell plans in which these employees participated. For all periods, the Company has also sponsored an unfunded defined benefit pension plan in Germany, which is closed to new participants.
The following table presents the components of net periodic benefit cost for the retirement-related benefit plans recognized in the Consolidated Statements of Operations:

			For The Year Ended December 31, 2025
U.S. Plan[1]
Service Cost			$—
Interest Cost			1
Expected return on assets			(2)
Amortization of unrecognized prior service cost			—
Total net periodic benefit income - U.S. Plan			$(1)

	For The Year Ended December 31,
	2025	2024	2023
Non-U.S. Plans
Interest cost	$2	$2	$2
Total net periodic benefit cost - Non-U.S. Plans	$2	$2	$2

The following tables summarize the consolidated balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company’s significant pension plans:

	U.S. Plan[1]	Non-U.S. Plans
	December 31,	December 31,
	2025	2025	2024
Change in benefit obligation
Benefit obligation beginning balance	$106	$61	$62
Interest cost	1	2	2
Changes in financial assumptions (gain) loss	—	(2)	(1)
Actuarial loss	—	—	4
Benefits paid	—	(3)	(3)
Other, including currency impact	—	4	(3)
Benefit obligation ending balance	108	62	61
Amounts recognized in the Consolidated Balance Sheets consist of
Other noncurrent assets	44	—	—
Accrued and other current liabilities	—	(5)	(4)
Other noncurrent liabilities	—	(57)	(57)
Net amount recognized	44	(62)	(61)
Amounts recognized in Accumulated other comprehensive loss:
Net actuarial (gain) loss	13	(3)	6
Net amount recognized	$13	$(3)	$6
Accumulated benefit obligation	$106	$62	$61
__________________
1.Prior to the Spin-off, certain of the Company’s U.S. employees participated in defined benefit plans which were sponsored by Honeywell. During this period, the Company did not record assets or liabilities to recognize the funded status of these plans because Solstice was not the legal sponsor of these plans. In conjunction with the Spin-off, the benefit obligations for these employees, and a proportionate share of the related Honeywell plans’ assets and liabilities, were transferred to a newly formed U.S. defined benefit pension plan sponsored by the Company. Therefore prior period amounts are not applicable for all U.S. Plan information presented within this footnote.

Information for funded status of pension plans is shown below:

	U.S. Plan[1]	Non-U.S. Plans
	December 31,	December 31,
	2025	2025	2024
Noncurrent assets - pension assets	$44	$—	$—
Current liabilities – accrued compensation and benefits	—	(5)	(4)
Noncurrent liabilities – retirement benefit obligations	—	(57)	(57)
Funded status	$44	$(62)	$(61)

Net periodic pension expense (benefit) for the years ended December 31, 2025, 2024 and 2023 was not significant. Other changes in benefit obligations recognized in Other comprehensive (loss) income are as follows:

			For The Year Ended December 31, 2025
U.S. Plan[1]
Net actuarial (gain) loss arising the during period			$13
Amortization of prior actuarial (gains) losses			—
Total recognized in other comprehensive loss (income)			13
Net recognized in net periodic pension expense (benefit) and other comprehensive loss			$12

	For The Years Ended December 31,
	2025	2024	2023
Non-U.S. Plans
Net actuarial (gain) loss arising the during period	$(3)	$6	$3
Total recognized in other comprehensive loss (income)	(3)	6	3
Net recognized in net periodic pension expense (benefit) and other comprehensive loss	$(2)	$8	$5
__________________
1.Prior to the Spin-off, certain of the Company’s U.S. employees participated in defined benefit plans which were sponsored by Honeywell. During this period, the Company did not record assets or liabilities to recognize the funded status of these plans because Solstice was not the legal sponsor of these plans. In conjunction with the Spin-off, the benefit obligations for these employees, and a proportionate share of the related Honeywell plans’ assets and liabilities, were transferred to a newly formed U.S. defined benefit pension plan sponsored by the Company. Therefore prior period amounts are not applicable for all U.S. Plan information presented within this footnote.

Significant actuarial assumptions used in determining the benefit obligation and net periodic pension expense (benefit) for pension plans are presented in the following table as weighted averages:

	U.S. Plan[1]	Non-U.S. Plans
	2025	2025	2024	2023
Actuarial assumptions used to determine benefit obligations
Discount rate	5.3%	4.1%	3.4%	3.3%
Salary scale	—%	2.6%	2.8%	2.8%
Actuarial assumptions used to determine net periodic benefit income
Discount rate - benefit obligation	5.2%	4.1%	3.3%	3.3%
Discount rate - service cost	5.1%	—%	—%	—%
Discount rate - interest cost	4.6%	—%	—%	—%
Expected rate of return on plan assets	7.3%	—%	—%	—%
Salary scale	—%	2.6%	2.8%	2.8%
__________________
1.Prior to the Spin-off, certain of the Company’s U.S. employees participated in defined benefit plans which were sponsored by Honeywell. During this period, the Company did not record assets or liabilities to recognize the funded status of these plans because Solstice was not the legal sponsor of these plans. In conjunction with the Spin-off, the benefit obligations for these employees, and a proportionate share of the related Honeywell plans’ assets and liabilities, were transferred to a newly formed U.S. defined benefit pension plan sponsored by the Company. Therefore prior period amounts are not applicable for all U.S. Plan information presented within this footnote.
The weighted-average discount rates used to measure pension benefit obligations and net costs are set by reference to specific analyses using each plan’s specific cash flows and high-quality bond indices to assess reasonableness. For significant plans, the Company utilizes a full yield curve approach in the estimation of the service cost and interest cost components by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant projected cash flows.
Expected benefit payments due to the plan participants for the following years are shown in the table below.

	U.S. Plan	Non-US Plans
2026	$16	$5
2027	14	4
2028	12	4
2029	10	4
2030	10	4
2031-2035	38	—
Benefits paid for the Non-U.S. plans in the years ended December 31, 2025, 2024 and 2023 were approximately $3 million, $3 million and $3 million, respectively.
Plan Assets and Fair Value Measurements
The following table presents the Company’s U.S. defined benefit pension plans’ asset classes and their associated fair value at December 31, 2025:

		December 31,
	Fair Value Level	2025
Cash and short-term investments	1	$120
Equity securities	1	16
Asset transfer due from Honeywell	N/A	15
Fair value of plan assets		$151

Cash and Short-term Investments
Cash includes money market accounts that are valued at their cost plus interest on a daily basis, which approximates fair value. Short-term investments represent securities with original maturities of one year or less. These assets are generally classified as Level 1.
Equity Securities
Equity securities are valued at the closing price reported on the stock exchange on which the individual securities are traded. Mutual funds are typically valued based on quoted market prices. These assets are generally classified as Level 1.
Note 19. Investments
Equity Method Investments
The total balance of the Company’s equity method investments recorded in the Consolidated Balance Sheets as of December 31, 2025 and 2024 was $162 million and $146 million, respectively. These equity method investments are not considered significant for disclosure of summarized financial information on either an individual or aggregated basis.
The Company’s principal equity method investments as of December 31, 2025 and 2024 are as follows:
Asahi-Schwebel JV
Asahi-Schwebel (Taiwan) Co., Ltd. is a joint venture (“JV”) between the Company and Asahi Kasei EMD Corporation which manufactures woven glass fabrics in China and sells licensed products worldwide. The JV supplies raw materials and semi-finished products to the Company. The Company holds a 49% ownership interest in this JV. The Company does not maintain a controlling interest and therefore, the investment is presented as an equity method investment in the Consolidated Balance Sheets. The Company's investment in this JV was $34 million and $29 million as of December 31, 2025 and 2024, respectively, classified as Equity method investments in the Consolidated Balance Sheets.
Quimobásicos JV
Quimobásicos, S.A. de C.V. is a JV between the Company and Celulosa y Derivados, S.A. in Mexico which specializes in manufacturing refrigerant gases for sale primarily in Central America, South America and the Caribbean. The Company holds a 49% ownership interest in this JV. The Company does not maintain a controlling interest and therefore, the investment is presented as an equity method investment in the Consolidated Balance Sheets. The Company's investment in this JV was $25 million and $26 million as of December 31, 2025 and 2024, respectively, classified as Equity method investments in the Consolidated Balance Sheets.
Variable Interest Entities
Entities identified as VIEs have been evaluated to determine whether the Company is the primary beneficiary. The Company consolidates VIEs for which it is the primary beneficiary, and if the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. Investments identified as VIEs are discussed below under consolidated VIE and unconsolidated VIE.
Consolidated VIE
ConverDyn JV
ConverDyn is a JV between the Company and General Atomics, Inc. (“General Atomics”) that provides uranium hexafluoride conversion and related services to utilities operating nuclear power plants in North America, Europe and Asia. ConverDyn is the exclusive purchaser of uranium conversion services provided by the Nuclear (AES) Facility. The Company and General Atomics each hold a 50% interest in the JV. ConverDyn is classified as a VIE as (x) the Company holds responsibility for and provides anticipated financial support of certain of ConverDyn’s obligations including certain performance guarantees related to conversion services and has agreed to indemnify Honeywell against, pursuant to the Separation Agreement, and (y) the Company’s operations of and cost recovery for the Nuclear (AES) Facility allows a minimum return related to ConverDyn. The Company is the primary beneficiary as it has the power to direct activities that most significantly impact ConverDyn’s economic performance. The following summarizes the assets and liabilities of the ConverDyn JV included in the Company’s Consolidated Financial Statements (including noncontrolling interests):

	December 31, 2025	December 31, 2024
Current assets	$179	$80
Product loans receivable	300	264
Noncurrent assets	2	16
Total assets	$481	$360
Current liabilities[1]	182	110
Product loans payable	336	293
Noncurrent liabilities	33	33
Total liabilities	$551	$436
_________________
1.Includes related party payables of $69 million and $60 million as of December 31, 2025 and 2024, respectively. See Note 3 - Related Party Transactions for additional information.
Unconsolidated VIE
SinoChem JV
SinoChem is a JV between the Company and Sinochem Lantian New Materials Co., Ltd in China that manufactures and sells foam blowing agents for energy efficient foam insulation in Asia. The Company’s variable interest in this JV is primarily related to third-party borrowings of the JV which are guaranteed by the Company. This JV is accounted for as an equity method investment as the Company does not maintain a controlling interest. The Company's investment in this JV was $103 million and $91 million as of December 31, 2025 and 2024, respectively, classified as Equity method investments in the Consolidated Balance Sheets.
Note 20. Commitments and Contingencies
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

	December 31,
	2025	2024	2023
Beginning of year	$53	$54	$46
Accruals for environmental matters deemed probable and reasonably estimable	4	—	9
Environmental liability payments	(1)	(1)	(1)
End of year	$56	$53	$54

	December 31,
	2025	2024
Accrued and other current liabilities	$6	$6
Other noncurrent liabilities	50	47
Total environmental liabilities	$56	$53
The following table sets forth the Company’s environmental remediation liabilities at December 31, 2025 and 2024 for the three sites that are deemed the most significant during the periods presented, together with the aggregate liabilities for all other sites.

	December 31,
	2025	2024
Delaware Valley Works Facility[1]	$38	$38
Amherstburg - Ontario, Canada	4	5
Seelze, Germany	4	1
All other sites[2]	10	9
Total environmental liabilities	$56	$53
_________________
1.The Environmental reserve liability at Delaware Valley Works Facility is associated with a repositioning project, which started remediating in 2024.
2.Comprising 15 other sites, inclusive of Buffalo River, New York site which started remediating in 2022.
The Company does not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation, or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, although they could be material to the Company’s consolidated results of operations and operating cash flows in the periods recognized or paid. However, considering the Company’s past experience and existing reserves, the Company does not expect that environmental matters will have a material adverse effect on its consolidated financial position.
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
The Company recognized as a liability the present value of the estimated future costs to decommission its uranium conversion facility. The estimated liability is based on the estimated useful lives of the underlying asset, third-party estimates of the cost to decommission the asset in the future, and federal and state regulatory requirements, adjusted for inflation and discounted using the Company’s credit-adjusted risk-free rate that ranges from 6.5% to 6.6%. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning and timing of related cash outflows, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. The Company recognizes changes due to revised estimates by adjusting the carrying amount of the liability and the related long-lived asset if the asset is still in service or charged to expense in the period if the asset is no longer in service.
Other Matters
AES Facility matters
Since 2018, the Company has been involved in various legal proceedings in the United States District Court for the Southern District of Illinois related to its AES Facility, including eight separate lawsuits alleging cancer caused by radiation exposures that were settled in 2024. The Company remains involved in additional legal proceedings (i) related to alleged radiation contamination of properties around the plant by the city of Metropolis, Illinois, and the county of Massac, Illinois, (ii) a class action lawsuit alleging property damage by a group of plaintiffs on behalf of all property owners within a three-mile radius of the facility, and (iii) one alleged personal injury case. The Company is currently awaiting rulings on a motion for summary judgment related to the city and county cases, with rulings expected in 2026. For the alleged class action, the parties completed briefing on the plaintiffs’ motion for class certification and a ruling is expected in 2026. All plaintiffs in these matters are seeking compensatory damages and, in certain cases, punitive damages, medical monitoring, declaratory and/or injunctive relief. The Department of Energy (“the DoE”) has reached an agreement with the Company pursuant to which we understand the DoE intends to take appropriate action to provide sufficient assurance of the continued operational availability of the Company’s AES Facility to support the existing and future demand for uranium hexafluoride, including by extending reimbursement to the Company for certain litigation costs. In addition, the Company is also pursuing claims under Honeywell’s nuclear liability policies with American Nuclear Insurers. While we cannot predict the outcome of these matters, based on the facts currently known to us, we do not anticipate that these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.
Under the Company’s agreement with the DoE, the DoE has also agreed to share in certain costs in connection with the expansion of our AES Facility.
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
Given the uncertainty inherent in litigation and investigations, the Company cannot predict when or how these matters will be resolved and does not believe it is possible to develop estimates of reasonably possible loss (or a range of possible loss) in excess of current accruals for commitment and contingency matters. Considering the Company's past experience and existing accruals, the Company does not expect the outcome of such matters, either individually or in the aggregate, to have a material adverse effect on the Company's Consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments (including new discovery of facts, changes in legislation, and outcomes of similar cases through the judicial system) or changes in assumptions, which could cause the Company to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on the Company's Consolidated results of operations or operating cash flows in the periods recognized or paid.
Note 21. Segment Financial Data
The Company globally manages its business operations through two reportable business segments. Segment information is consistent with how the President and Chief Executive Officer of Solstice Advanced Materials, who

is the Chief Operating Decision Maker (“CODM”), and management reviews the businesses, makes investing and resource allocation decisions, and assesses operating performance.
Refrigerants & Applied Solutions – A global provider of specialty solutions across the value chain of refrigerant and blowing agent materials for various end markets, such as cooling, air conditioning and refrigeration, automotive, energy, building and appliance insulation, and healthcare. Refrigeration & Applied Solution offerings include (i) Refrigerants, (ii) Building Solutions and Intermediates, (iii) Nuclear (AES), and (iv) Healthcare Packaging. Refrigerants includes refrigerants for both stationary and automotive applications. Building Solutions and Intermediates supplies low global warming potential blowing agents for foam and appliance insulation, cleaning solvents, and lower emissions medical aerosols. Nuclear (AES) provides low carbon energy services in the form of uranium hexafluoride conversion and related services and products to utilities operating nuclear power plants. Healthcare Packaging includes specialty packaging materials characterized by a high moisture barrier and high clarity.
Electronic & Specialty Materials – A global provider of electronic materials, industrial-grade fibers, and laboratory life science materials for a diverse set of end markets, such as semiconductors, defense, pharmaceutical, and construction. Electronic & Specialty Materials offerings include (i) Research and Performance Chemicals, (ii) Electronic Materials, and (iii) Safety and Defense Solutions business units. Research and Performance Chemicals includes research chemicals, fine chemicals, and specialty additives. Electronic Materials is a provider of sputtering targets, electronic polymers, thermal solutions, and high purity etchants and wash solvents used in semiconductor manufacturing. Safety and Defense Solutions provides ultra-high molecular weight polyethylene materials which are specialty fibers primarily for armor as well as medical and industrial applications.
The CODM evaluates segment performance based on segment adjusted EBITDA, by comparing budget-to-actual and period-over-period results. Segment Adjusted EBITDA is defined as segment net income excluding income taxes, general corporate unallocated expense, depreciation, amortization, interest and other financial charges, remeasurement of foreign currencies, stock-based compensation expense, pension and other postretirement expense (income), transaction-related costs, repositioning charges, asset retirement obligations accretion, asset impairment charges, litigation costs and insurance settlements (net of recoveries), gains and losses on disposal of assets, and certain other items that are otherwise of an unusual or non-recurring nature.

The below table summarizes information about significant segment expenses and other segment items, for each historical period:

	Years Ended December 31,
	2025		2024		2023
	Refrigerants & Applied Solutions	Electronic & Specialty Materials	Refrigerants & Applied Solutions	Electronic & Specialty Materials	Refrigerants & Applied Solutions	Electronic & Specialty Materials
Net sales
Products	$2,490	$1,097	$2,404	$1,049	$2,404	$1,020
Services	299	—	317	—	225	—
Total Net sales	2,789	1,097	2,721	1,049	2,629	1,020
Less
Cost of products and services sold[1]	1,792	842	1,678	784	1,591	773
Selling, general and administrative expenses[2]	133	74	124	77	126	77
Research & development expenses	60	36	48	33	49	31
Other segment items[3]	(10)	(8)	(12)	(7)	(13)	(4)
Add
Depreciation	143	47	137	37	116	49
Amortization	23	4	38	2	47	3
Segment Adjusted EBITDA	$981	$203	$1,058	$201	$1,039	$195
__________________
1.Amounts exclude ARO accretion, repositioning charges, and other non-recurring items.
2.Amounts exclude stock compensation expense, transaction costs, pension and other postretirement income (expense), repositioning charges, and other non-recurring items.
3.Other segment items primarily consisted of gains and losses from segment-related equity-method investments.

A reconciliation of Segment adjusted EBITDA to Net income attributable to Solstice Advanced Materials is as follows:

	Year Ended December 31,
	2025	2024	2023
Refrigerants & Applied Solutions	$981	$1,058	$1,039
Electronic & Specialty Materials	203	201	195
Segment Adjusted EBITDA	$1,184	$1,259	$1,234
Corporate and All Other	(184)	(161)	(144)
Adjusted EBITDA	$1,000	$1,098	$1,090
Depreciation	(191)	(175)	(170)
Amortization	(29)	(42)	(51)
Interest and other financial charges	(28)	(13)	(16)
Other adjustments[1]	38	(28)	(21)
Stock compensation expense	(27)	(17)	(18)
Transaction-related costs	(117)	(26)	(1)
Income tax expense	(362)	(192)	(195)
Net income	$285	$605	$619
Less: Net income (loss) attributable to noncontrolling interest	48	11	(2)
Net income attributable to Solstice Advanced Materials	$237	$594	$621
__________________
1.Other adjustments primarily consisted of gains and losses from disposal of long-lived assets, remeasurement of foreign currencies, environmental reserves, asset retirement obligations, pensions expenses, and certain legal costs, net of recoveries.

	December 31,
	2025	2024
Total assets reconciliation
Refrigerants & Applied Solutions	$3,490	$3,157
Electronic & Specialty Materials	1,471	1,192
Corporate and All Other	712	655
Total assets	$5,673	$5,004

	December 31,
	2025	2024	2023
Capital expenditures
Refrigerants & Applied Solutions	$232	$228	$234
Electronic & Specialty Materials	173	63	61
Corporate and All Other	3	5	4
Total[1]	$408	$296	$299
__________________
1.Balance inclusive of unpaid capital expenditures of $111 million, $39 million and $54 million as of December 31, 2025, 2024 and 2023, respectively.

	Net Sales[1]			Long-lived Assets[2]
	Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023
United States	$2,234	$2,285	$2,205	$1,756	$1,564	$1,454
Europe, Middle East and Africa	922	886	859	228	118	117
Other International	730	599	585	71	64	67
Total	$3,886	$3,770	$3,649	$2,055	$1,746	$1,638
__________________
1.Sales between geographic areas approximate market value and are not significant. Net sales are classified according to their country of origin. Included in United States Net sales are export sales of $544 million, $720 million, and $576 million for the years ended December 31, 2025, 2024, and 2023, respectively.
2.Long-lived assets are comprised of Property, plant and equipment – net.
Note 22. Subsequent Events
The Company evaluated subsequent events for recognition or disclosure through February 19, 2026, the date the Consolidated Financial Statements were available to be issued.
On February 11, 2026, the Company announced that the Board of Directors declared a dividend of $0.075 per share of common stock outstanding, payable on March 10, 2026, to shareowners of record as of February 24, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Solstice’s management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2025. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Controls Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the SEC’s rules for newly public companies.
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this Item will be set forth in the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Shareowners, to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates (the “Proxy Statement”), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be furnished pursuant to this Item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities authorized for issuance under equity compensation plans
The following table provides information as of December 31, 2025, regarding securities authorized for issuance under our equity compensation plans. For additional information about our equity compensation plans, see Note 15 - Stock-Based Compensation Plans of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,338,071	$47.94	9,857,189
Equity compensation plans not approved by security holders	—	—	—
Total	1,338,071	$47.94	9,857,189
__________________
1.Reflects the number of outstanding stock options and restricted stock units (“RSUs”), pursuant to the 2025 Stock Incentive Plan of Solstice Advanced Materials Inc.
2.Represents the weighted-average exercise price of outstanding stock options, as RSUs do not have associated exercise prices.
The other information required to be furnished pursuant to this Item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be furnished pursuant to this Item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be furnished pursuant to this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
Financial Statements
See Part II, Item 8. “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K.
Financial Statement Schedules
Certain schedules have been omitted because they are not applicable or the required information is included elsewhere in this Annual Report on Form 10-K.

Exhibits

Exhibit Number	Exhibit Description
2.1+	Separation and Distribution Agreement, dated as of October 30, 2025, by and between Honeywell International Inc. and Solstice Advanced Materials Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
3.1	Amended and Restated Certificate of Incorporation of Solstice Advanced Materials Inc., dated as of October 30, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-291158) filed with the SEC on October 30, 2025)
3.2	Amended and Restated By-laws of Solstice Advanced Materials Inc., dated as of October 30, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-291158) filed with the SEC on October 30, 2025)
4.1	Indenture, dated as of September 30, 2025, by and among Solstice Advanced Materials Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10-12B/A filed with the SEC on September 30, 2025)
4.2	Form of 5.625% Senior Notes due 2033 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10-12B/A filed with the SEC on September 30, 2025)
4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)
10.1+	Transition Services Agreement, dated as of October 30, 2025, by and between Honeywell International Inc. and Solstice Advanced Materials Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.2+	Tax Matters Agreement, dated as of October 30, 2025, by and between Honeywell International Inc. and Solstice Advanced Materials Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.3+	Employee Matters Agreement, dated as of October 30, 2025, by and between Honeywell International Inc. and Solstice Advanced Materials Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.4+	Intellectual Property Cross-License Agreement, dated as of October 30, 2025, by and between Honeywell International Inc. and Solstice Advanced Materials Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.5+	Trademark License Agreement, dated as of October 30, 2025, by and between Honeywell International Inc. and Solstice Advanced Materials Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.6+	Accelerator License Agreement, dated as of October 30, 2025, by and between Honeywell International Inc. and Solstice Advanced Materials Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.7+	Credit Agreement, dated as of October 29, 2025, by and among Solstice Advanced Materials Inc., substantially all of the direct and indirect wholly owned subsidiaries of the Company that are organized under the laws of the United States, as guarantors, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.8+	TD Additional Letter of Credit Facility Agreement, dated as of October 29, 2025, by and between Solstice Advanced Materials Inc. and The Toronto-Dominion Bank, New York Branch, as issuer (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.9+	UniCredit Additional Letter of Credit Facility Agreement, dated as of October 29, 2025, by and between Solstice Advanced Materials Inc. and UniCredit Bank GmbH, New York Branch, as issuer (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.10+	BBVA Additional Letter of Credit Facility Agreement, dated as of October 29, 2025, by and between Solstice Advanced Materials Inc. and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, as issuer (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.11*+	Offer Letter for David Sewell (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10-12B filed with the SEC on August 21, 2025)
10.12*	Offer Letter for Jason Clifford (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10-12B filed with the SEC on August 21, 2025)
10.13*	Offer Letter for Jeffrey Dormo (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10-12B filed with the SEC on August 21, 2025)
10.14*	Offer Letter for Simon Mawson (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10-12B filed with the SEC on August 21, 2025)
10.15*	Offer Letter for Tina Pierce (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10-12B filed with the SEC on August 21, 2025)
10.16*	Offer Letter for Brian Rudick (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10-12B filed with the SEC on August 21, 2025)
10.17*	2025 Stock Incentive Plan of Solstice Advanced Materials Inc. and its Affiliates (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-291158) filed with the SEC on October 30, 2025)
10.18*
Form of Restricted Stock Unit Agreement (Executive Officers – Founders Grant) (October 2025) (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 13, 2025)

10.19*	Form of Restricted Stock Unit Agreement (Non-Employee Director Grants) (October 2025) (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 13, 2025)
10.20*	Form of Restricted Stock Unit Agreement (Spin-off) (October 2025) (filed herewith)
10.21*	Form of Stock Option Award Agreement (Spin-off) (October 2025) (filed herewith)
10.22*	Form of Performance Plan Grant Agreement (Spin-off) (October 2025) (filed herewith)
10.23*	Form of Restricted Stock Unit Agreement (2026) (filed herewith)
10.24*	Severance Plan for Designated Officers (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed with the SEC on October 30, 2025)
10.25*
Solstice Advanced Materials Supplemental Pension Plan (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 13, 2025)

Exhibit Number	Exhibit Description
10.26*	Solstice Advanced Materials Deferred Compensation Plan (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 13, 2025)
10.27*	Solstice Advanced Materials Inc. Incentive Compensation Plan for Executive Employees (February 2026) (filed herewith)
10.28*+	Retention Letter for Jeffrey Dormo, dated March 28, 2025 (filed herewith)
10.29*+	Retention Letter for Simon Mawson, dated March 28, 2025 (filed herewith)
19.1	Solstice Advanced Materials Inc. Insider Trading Policy (filed herewith)
21.1	Subsidiaries of Solstice Advanced Materials Inc. (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
24.1	Power of Attorney (included on the “Signatures” page of this Annual Report on Form 10-K) (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1*	Solstice Advanced Materials Inc. Clawback Policy (filed herewith)
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________________
* Management contract or any compensatory plan, contract, or arrangement.
+ Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and similar attachments upon request by the SEC.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLSTICE ADVANCED MATERIALS INC.

Date: February 19, 2026	By:	/s/ John S. Barresi
John S. Barresi
Chief Accounting Officer
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes David Sewell, Tina Pierce, Brian Rudick, and John S. Barresi, or any of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite, necessary and desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2026.

Signature	Title

/s/ David Sewell	President, Chief Executive Officer, and Director
David Sewell	(Principal Executive Officer)

/s/ Tina Pierce	Senior Vice President and Chief Financial Officer
Tina Pierce	(Principal Financial Officer)

/s/ John S. Barresi	Chief Accounting Officer
John S. Barresi	(Principal Accounting Officer)

/s/ Rajeev Gautam	Chairman
Dr. Rajeev Gautam

Signature	Title

/s/ Peter Gibbons	Director
Peter Gibbons

/s/ Fiona C. Laird	Director
Fiona C. Laird

/s/ Rose Lee	Director
Rose Lee

/s/ William Oplinger	Director
William Oplinger

/s/ Sivasankaran Somasundaram	Director
Sivasankaran Somasundaram

/s/ Matthew Trerotola	Director
Matthew Trerotola

/s/ Patrick Ward	Director
Patrick Ward

/s/ Brian Worrell	Director
Brian Worrell