Form 10-Q
period 2026-03-31
Solstice Advanced Materials Inc.
filed 2026-05-06
CIK 2064953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 158,804,273 of the Registrant’s common shares outstanding at April 29, 2026.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
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
•changes in the price and availability of raw materials that we use to produce our products, including due to factors such as supply chain disruptions, including due to increased energy prices, and the impact of inflation;
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
•potential timing, declaration, amount and payment of the Company’s dividend program;
•potential cash contributions to defined benefit pension plans; and
•our ability to maintain proper and effective internal controls.
These and other factors are more fully discussed in Part II. Item 1A. “Risk Factors” and Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”), as may be updated from time to time in our Securities and Exchange Commission (“SEC”) filings. These risks could cause actual results to differ materially from those implied by forward-looking statements in this report. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. Solstice does not undertake to update or revise any of its forward-looking statements, which speak only as of the date they are made, except as may be required by law or regulation.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share amounts)

	For The Three Months Ended March 31,
	2026	2025
Product sales[1]	$915	$838
Service sales	77	59
Net sales	991	897
Costs, expenses and other
Cost of products sold[2]	628	531
Cost of services sold	47	45
Total cost of products and services sold	675	577
Research and development expenses	28	22
Selling, general and administrative expenses	108	93
Transaction-related costs	23	28
Other expense (income)	(7)	(11)
Interest and other financial charges	29	1
Total costs, expenses and other	855	710
Income before taxes	136	188
Income tax expense	31	47
Net income	105	140
Less: Net income attributable to noncontrolling interest	20	6
Net income attributable to Solstice Advanced Materials	$85	$134

Basic earnings per share	$0.53	$0.85
Diluted earnings per share	$0.53	$0.85

Weighted average number of common shares outstanding - basic	158.8	158.7
Weighted average number of common shares outstanding - diluted	159.3	158.7
__________________
1.Product sales include related party product sales of $16 million and $13 million for the three months ended March 31, 2026 and 2025, respectively.
2.Cost of products sold include related party cost of products sold of $5 million and $6 million for the three months ended March 31, 2026 and 2025, respectively.
The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in millions)

	For The Three Months Ended March 31,
	2026	2025
Net income	$105	$140
Other comprehensive (loss) income, net of tax
Foreign exchange translation adjustment	(4)	22
Pension and other postretirement benefit adjustments	—	(1)
Cash flow hedges recognized in other comprehensive income	3	(9)
Less: Reclassification adjustment for gains included in net income	—	(2)
Changes in fair value of cash flow hedges	3	(11)
Total other comprehensive (loss) income, net of tax	(2)	10
Comprehensive income	$103	$150
The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	As of
	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$642	$534
Accounts receivable, less allowances of $5 and $10, respectively[1]	632	645
Inventories	704	715
Product loans receivable, current[2]	311	300
Other current assets	146	193
Total current assets	2,436	2,388
Property, plant and equipment – net	2,084	2,055
Goodwill	819	820
Intangible assets – net	48	49
Deferred income taxes	6	6
Equity method investments	168	162
Other noncurrent assets	188	192
Total assets	$5,748	$5,673
LIABILITIES
Current liabilities:
Accounts payable[3]	$910	$909
Current portion of long-term debt	6	4
Product loans payable, current[2]	331	320
Finance lease liabilities, current	14	14
Accrued and other liabilities, current[4]	444	467
Total current liabilities	1,705	1,713
Long-term debt	1,965	1,968
Deferred income taxes	237	233
Product loans payable, noncurrent	16	16
Finance lease liabilities, noncurrent	100	104
Other noncurrent liabilities	254	262
Total liabilities	4,275	4,296
Commitments and Contingencies
EQUITY
Common stock (par value $0.01 per share; 500,000,000 shares authorized; 158,795,531 shares issued and outstanding at March 31, 2026; 158,747,196 shares issued and outstanding at December 31, 2025)	2	2
Additional paid-in capital	1,500	1,495
Accumulated other comprehensive loss	(128)	(127)
Retained earnings	113	41
Total Solstice Advanced Materials shareowners’ equity	1,486	1,411
Noncontrolling interest	(14)	(34)
Total equity	1,473	1,377
Total liabilities and equity	$5,748	$5,673
__________________
1.Accounts receivable include related party receivables of $40 million and $45 million as of March 31, 2026 and December 31, 2025, respectively.
2.Product loans receivable, current include related party loans receivables of $184 million and $178 million as of March 31, 2026 and December 31, 2025, respectively.
3.Accounts payable include related party accounts payables of $6 million and $2 million as of March 31, 2026 and December 31, 2025, respectively.
4.Accrued and other liabilities, current include related party payables of $71 million and $69 million as of March 31, 2026 and December 31, 2025, respectively.
The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	For The Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$105	$140
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	53	50
Amortization	6	7
Equity income of affiliated companies	(4)	(6)
Gain on sale of fixed assets	—	(15)
Stock-based compensation expense	5	6
Other non-cash adjustments	—	(1)
Changes in assets and liabilities
Accounts receivable[1]	(10)	(4)
Inventories	8	(38)
Other assets	16	10
Accounts payable[2]	(6)	(19)
Accrued and other liabilities, current[3]	25	28
Deferred income taxes	4	(1)
Deferred income and customer advances	2	—
Other liabilities, noncurrent	(3)	3
Net cash provided by operating activities	199	160
Cash flows from investing activities:
Capital expenditures paid	(75)	(62)
Proceeds from disposals of property, plant, and equipment	—	23
Capitalized software	(1)	—
Net cash used for investing activities	(77)	(39)
Cash flows from financing activities:
Dividends	(12)	—
Finance lease payments	(3)	(8)
Net transfers to Parent	—	(110)
Net cash used for financing activities	(15)	(118)
Effect of foreign exchange rate changes on cash and cash equivalents	1	5
Net increase in cash and cash equivalents	108	8
Cash and cash equivalents at beginning of period	534	661
Cash and cash equivalents at end of period	$642	$668
__________________
1.Includes decrease in short term related party receivables of $5 million and $8 million for the three months ended March 31, 2026 and 2025, respectively.
2.Includes increase in related party accounts payables of $4 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.
3.Includes increase in related party accrued liabilities of $2 million and $2 million for the three months ended March 31, 2026 and 2025, respectively.
The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions, except per share amounts)

	Common Stock[1]	Additional Paid-in Capital	Net Parent Investment	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity
Balance as of December 31, 2025	$2	$1,495	$—	$(127)	$41	$(34)	$1,377
Net income	—	—	—	—	85	20	105
Dividends ($0.075 per share)	—	—	—	—	(12)	—	(12)
Foreign exchange translation adjustment	—	—	—	(4)	—	—	(4)
Changes in fair value of cash flow hedges	—	—	—	3	—	—	3
Stock-based compensation	—	5	—	—	—	—	5
Balance as of March 31, 2026	$2	$1,500	$—	$(128)	$113	$(14)	$1,473

Balance as of December 31, 2024	$—	$—	$3,471	$(213)	$—	$(76)	3,182
Net income	—	—	134	—	—	6	140
Foreign exchange translation adjustment	—	—	—	22	—	—	22
Pension and other postretirement benefit adjustments	—	—	—	(1)	—	—	(1)
Changes in fair value of cash flow hedges	—	—	—	(11)	—	—	(11)
Net transfers to Parent	—	—	(101)	—	—	(2)	(103)
Balance as of March 31, 2025	$—	$—	$3,504	$(203)	$—	$(72)	$3,229
__________________
1.See Note 11 - Shareowners’ Equity of the Notes to the Consolidated Financial Statements for a rollforward of common stock.

The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Prior to October 30, 2025 (“the Spin-off date”), the accompanying unaudited combined financial statements have been derived from Honeywell and presented on a standalone basis as if the Company’s operations had been conducted independently. The accompanying financial statements for periods prior to the Spin-off date include all revenues and costs directly attributable to the Solstice Advanced Materials business and an allocation of expenses related to certain Honeywell corporate functions. These expenses were allocated to the Solstice business based on a proportion of net sales. Solstice and Honeywell considered these allocations to be a reasonable reflection of the utilization of services or the benefits received. However, the allocations may not be indicative of the actual expense that would have been incurred had Solstice operated as an independent, standalone entity, nor are they indicative of future expenses of Solstice.
Honeywell used a centralized approach to cash management and financing of its operations. Accordingly, for periods prior to the Spin-off, a substantial portion of the Business’s cash accounts were regularly cleared to the former Parent at Honeywell’s discretion and Honeywell funded the Business’s operating and investing activities as needed. Honeywell’s long-term debt and related interest expense were not attributed to Solstice for any of the periods presented as the Business was not the legal obligor of such borrowings and Honeywell’s borrowings were not directly attributable to the Business. All significant intercompany transactions, including transfer of cash, between Solstice and Honeywell prior to the Spin-off were included within Net transfers to Parent on the statements of cash flows and the statements of equity through the pre-Spin-off periods.
After the Spin-off date, the Company’s financial statements were consolidated financial statements based on our reported results as a standalone company. All significant transactions between Solstice entities were eliminated.

The accompanying financial statements for all periods presented, including the historical results of the Company prior to the Spin-off, are now referred to as “Consolidated Financial Statements.” Certain items have been recast to conform to current-period presentation. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC applicable to interim financial statements. Accordingly, certain note disclosures have been condensed. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements, corresponding notes, and significant accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”). Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for presentation and disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.
The Company reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ended on March 31, June 30, and September 30, respectively. It is Solstice Advanced Materials’ practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires the Company’s businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company’s business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, the Company will provide appropriate disclosures. The Company’s actual closing dates for the three months ended March 31, 2026, and 2025 were March 28, 2026, and March 29, 2025, respectively.
Note 2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are set forth in Note 2 - Summary of Significant Accounting Policies within the Company’s 2025 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
Supply Chain Financing
Amounts outstanding related to supply chain financing programs are included in Accounts payable in the Consolidated Balance Sheets. Accounts payable included approximately $98 million as of both March 31, 2026 and December 31, 2025 related to supply chain financing programs.
Use of Estimates
The Company prepares its Consolidated Financial Statements in conformity with GAAP. In doing so, the Company is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases these estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The Company’s actual results may differ materially from these estimates. Significant estimates inherent in the preparation of these Consolidated Financial Statements include, but are not limited to, accounting for allocation of expenses related to certain Honeywell corporate functions, evaluation of allowance for doubtful accounts, reserve for inventory obsolescence, goodwill and other intangible assets for impairment, environmental liabilities, asset retirement obligations (“ARO”), commitments and contingencies, pension liabilities and expenses and income taxes.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves the navigability of required interim disclosures, clarifies when that guidance is applicable, and introduces a new principle requiring companies to disclose events since the end of the last annual reporting period that have a material impact on the company. The ASU can be applied prospectively or retrospectively for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which excludes certain contracts from the scope of derivative accounting and clarifies the guidance on noncash consideration from a customer for the transfer of goods or services. The ASU can be applied prospectively for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with modified retrospective application and early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the accounting for costs related to internal-use software. The update removes all references to project stages and clarifies the two conditions needed to be met to begin capitalizing costs under ASC 350-40. The ASU can be applied prospectively, retrospectively, or via a modified prospective transition approach for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires companies to disclose additional information about the types of expenses in commonly presented expense captions. The new standard requires tabular disclosure of specified natural expenses in certain expense captions, a qualitative description of amounts that are not separately disaggregated, and disclosure of the Company's definition and total amount of selling expenses. The ASU should be applied prospectively for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application and early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.
Note 3. Related Party Transactions
Corporate Allocations
The accompanying financial statements for the periods prior to the Spin-off reflected allocations of certain expenses from Honeywell including, but not limited to, legal, accounting, information technology (“IT”), human resources and other infrastructure support. The allocation method was based on the Company’s proportion of total Honeywell revenue in each respective period, relative to the Honeywell expense cost pool. Allocations for management costs and corporate support services provided to the Company totaled $54 million for the three months ended March 31, 2025, and such amounts were included within Selling, general and administrative expenses in the Consolidated Statements of Operations. These corporate allocations include stock-based compensation expense allocated to the Company for corporate and shared employees of $6 million, and U.S. pension service costs of $1 million for the three months ended March 31, 2025. There were no such allocations for the three months ended March 31, 2026. Honeywell is not considered an affiliate following the Spin-off.
Related Party Sales and Purchases
Product sales to affiliates
Product and service sales in the Consolidated Statements of Operations include sales to affiliates of $16 million and $13 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Certain of these product sales are cash-settled and reflected in the Consolidated Balance Sheets. Accounts receivable – net includes $40 million and $45 million of these transactions as of March 31, 2026 and December 31, 2025, respectively.
Purchases from affiliates
Purchases made by the Company from its affiliates, including Honeywell (through the Spin-off date), were $5 million and $8 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Purchases made by the Company from Honeywell were $3 million for the three months ended March 31, 2025.
Accounts payable includes $6 million and $2 million as of March 31, 2026 and December 31, 2025, respectively, related to such transactions.
In addition to normal recurring purchases, ConverDyn, the Company’s consolidated VIE (refer to Note 13 – Investments for further details), holds accrued liabilities of $71 million and $69 million as of March 31, 2026 and December 31, 2025, respectively, to General Atomics relating to payments owed by ConverDyn for the standby costs of maintaining a uranium conversion facility owned by such affiliate of General Atomics. These payments cannot be paid by ConverDyn until ConverDyn fully pays to the Company the costs of operating the Nuclear Facility. Until repaid, these obligations to the affiliate General Atomics accrue interest at the U.S. prime rate plus two percent.
Product loans
In 2024, ConverDyn entered into an arrangement to borrow certain products from a customer of ConverDyn and loan such products to an affiliate of General Atomics until December 31, 2026, in exchange for a fixed fee billed annually. The Consolidated Balance Sheets includes Product loans receivable related to uranium ore of approximately $184 million as of March 31, 2026, and approximately $178 million as of December 31, 2025. This results in a net position of $0 million loans payable / receivable related to these arrangements for ConverDyn as of March 31, 2026, and December 31, 2025. As of both March 31, 2026 and December 31, 2025, the Consolidated Balance Sheet includes short-term unbilled Accounts receivable related to the loan fees receivable of approximately $7 million.
Cash Management and Net Parent Investment
Prior to the Spin-off, Honeywell used a centralized approach for the purpose of cash management and financing of its operations. The Company’s excess cash was transferred to Honeywell daily, and Honeywell funded the Company’s operating and investing activities as needed. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated Statements of Cash Flows as a financing activity through Net transfers to Parent.
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

Note 4. Revenue Recognition and Contracts with Customers
Products and services sales are recognized when, or as, the Company transfers control of the promised products or services to its customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or services.
The Company has a comprehensive offering of products and services sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	For The Three Months Ended March 31,
	2026	2025
Refrigerants & Applied Solutions
Refrigerants	$389	$326
Building Solutions and Intermediates	167	183
Nuclear[1]	107	84
Healthcare Packaging	47	43
Net Refrigerants & Applied Solutions	711	636
Electronic & Specialty Materials
Research and Performance Chemicals	121	121
Electronic Materials	109	90
Safety and Defense Solutions	50	50
Net Electronic & Specialty Materials	281	261
Net sales	$991	$897
_________________
1.Previously known as Alternative Energy Services (AES).

Contract Balances
The Company tracks progress on satisfying performance obligations under contracts with customers and records the related billings and cash collections on the Consolidated Balance Sheets in Accounts receivable – net. Unbilled receivables (contract assets) arise when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Deferred revenue (contract liabilities) arise when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements. Contract liabilities are derecognized when performance obligations are satisfied.
Balances of contract assets are included in Accounts receivable – net, and short-term and long-term contract liabilities are included in Accrued and other current liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company’s contract assets and liabilities balances:

	2026	2025
Contract assets - January 1	$39	$51
Change in Contract assets - (decrease) increase	(11)	(3)
Contract assets - March 31	28	48

Contract liabilities - January 1	(41)	(39)
Change in Contract liabilities - (increase) decrease	(2)	—
Contract liabilities - March 31	(43)	(40)

Net change	$(13)	$(3)
For the three months ended March 31, 2026 and 2025, the Company did not recognize revenue from the beginning balance of contract liabilities.
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
Performance obligations satisfied at a point in time are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. Substantially all of the Company’s revenue relates to transfer of control of products or delivery of conversion services at a point in time. The Company’s contracts generally do not contain a significant financing component, as the period between when the Company transfers control of the product or service to the customer and when the customer pays for that product or service is one year or less.
As of March 31, 2026, the Company’s remaining performance obligations (“RPO”), which is the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied was approximately $2.9 billion. Performance obligations expected to be satisfied within one year and greater than one year are 34% and 66%, respectively.

Note 5. Income Taxes
The effective tax rate in 2026 was higher than the U.S. federal statutory rate of 21% primarily due to jurisdictional mix of earnings and state income taxes. The effective tax rate was 23% for the three months ended March 31, 2026 and 25% for the three months ended March 31, 2025. The effective tax rate decreased during 2026 compared to 2025 as a result of nondeductible transaction costs and discrete tax adjustments related to restructuring in advance of the Spin-off from Honeywell in the prior-year period.
Note 6. Inventories
The Company’s inventories are comprised of the following:

	March 31, 2026	December 31, 2025
Raw materials	$62	$71
Work in process	233	239
Finished products	409	405
Total Inventories	$704	$715
Note 7. Goodwill and Other Intangible Assets – Net
The below table summarizes the change in goodwill for the three months ended March 31, 2026, by segment:

	December 31, 2025	Currency Translation Adjustment	March 31, 2026
Refrigerants & Applied Solutions	$624	$(1)	$623
Electronic & Specialty Materials	196	—	196
Total Goodwill	$820	$(1)	$819
Other intangible assets are comprised of the following:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles
Customer relationships	$35	$(30)	$5	$35	$(30)	$5
Patents and technologies	21	(6)	15	21	(6)	15
Other intangible assets	3	(2)	—	3	(2)	—
Total definite-life intangibles – net	58	(38)	20	58	(37)	21
Indefinite-life intangibles
Trademarks	28	—	28	29	—	29
Total Other intangible assets – net	$86	$(38)	$48	$87	$(37)	$49

Amortization expense related to intangible assets was $1 million for the three months ended March 31, 2026 and 2025.

Estimated intangible asset amortization expense for each of the next five years are as follows:

Amount
2026 (remaining nine months)	$2
2027	3
2028	2
2029	2
2030	2
Thereafter	8
Note 8. Debt
The following table contains the components of our debt:

	March 31, 2026	December 31, 2025
Total debt:
Term Loan Facility due 2032[1]	$1,000	$1,000
5.625% Senior Notes due 2033	1,000	1,000
Finance lease liabilities	114	118
	$2,114	$2,118
Less:
Unamortized discount	15	15
Unamortized debt issuance costs	14	13
Current portion of long-term debt and finance lease liabilities, current	20	18
Total	$2,065	$2,072
__________________
1.See “Senior Credit Facilities” below for information regarding interest rates for the term loan facility.

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
As of March 31, 2026, there were no outstanding borrowings under the Revolving Credit Facility, the interest rate on the Term Loan Facility was 5.42%, and there were $263 million of unused letters of credit issued under the Sidecar LC Facilities.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. In addition, the Credit Agreement also contains financial covenants for the benefit of the lenders under the Revolving Credit Facility requiring the maintenance of certain financial ratios (as set forth in the Credit Agreement). As of March 31, 2026, the Company was in compliance with all of the financial covenants required by the Credit Agreement.
Note 9. Fair Value Measurements
The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy:
•Level 1 - Inputs are based on quoted prices in active markets for identical assets and liabilities.
•Level 2 - Inputs are based on observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.
•Level 3 - One or more inputs are unobservable and significant.
Financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

		March 31, 2026		December 31, 2025
	Fair Value Level	Assets	Liabilities	Assets	Liabilities
Product loan receivable	2	$311	$—	$300	$—
Product loan payable	2	—	311	—	300
Fair Value		$311	$311	$300	$300

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
The fair value of the Company’s outstanding debt (excluding finance lease liabilities) is estimated using quoted market prices for the same or similar debt issuances, which is a Level 2 measurement. The Company’s outstanding debt (excluding finance lease liabilities) had a carrying value and an estimated fair value of $2.0 billion as of both March 31, 2026 and December 31, 2025. See Note 8 - Debt for additional information.
Note 10. Stock-Based Compensation Plans
Stock-based compensation cost, which is recognized in Selling, general, and administrative expenses in the Consolidated Statements of Operations, was $5 million and $6 million for the three months ended March 31, 2026 and 2025, respectively. For all periods prior to the Spin-off, the Consolidated Statements of Operations reflect an allocation of these expenses on a specific identification basis for employees who exclusively supported the Company or, when specific identification is not practicable, a proportional cost allocation method primarily based on revenue or directly identifiable actual costs, depending on the nature of the services.

Restricted Stock Units
During the three months ended March 31, 2026, the Company granted 184,911 restricted stock units (“RSUs”) pursuant to the Solstice 2025 Stock Incentive Plan (the “2025 Plan”) to certain employees. The RSUs typically will vest in equal annual installments over a three-year period, subject to the employee’s continued employment. Recipients of RSUs receive dividend equivalents that are paid subject to the same vesting restrictions as the underlying award. The weighted-average fair value per share of the RSUs granted was $79.12.
Performance Stock Units
During the three months ended March 31, 2026, the Company granted 143,045 performance stock units (“PSUs”) pursuant to the 2025 Plan to certain employees. The PSUs typically will vest after the end of a three-year performance period consisting of the Company’s fiscal years 2026 through 2028, to the extent earned based on the achievement of specified performance goals related to adjusted earnings per share and return on invested capital, subject to a modifier based on relative total shareholder return, and further subject to the employees’ continued employment through the end of the performance period. The fair value of the PSUs was determined using a Monte Carlo simulation on the grant date. Recipients of PSUs receive dividend equivalents that are paid subject to the same vesting restrictions as the underlying award. The fair value per share of the PSUs granted was $92.42.
Note 11. Shareowners’ Equity
Authorized Capital Stock
The Company’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, without par value.
The following table sets forth the changes in the number of shares of common stock outstanding during the three months ended March 31, 2026.

For The Three Months Ended March 31,
(in millions)	2026
Balance as of beginning of period	158.7
Common stock issued under employee compensation plans	0.1
Common stock acquired	—
Balance as of end of period	158.8

Changes in Accumulated Other Comprehensive Loss by Component
The changes in Accumulated other comprehensive loss are provided in the table below.

	Foreign Exchange Translation Adjustment	Pension Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance as of December 31, 2025	$(120)	$(8)	$2	$(127)
Other comprehensive income (loss) before reclassifications	(4)	—	3	(2)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	(4)	—	3	(2)
Balance as of March 31, 2026	$(124)	$(8)	$4	$(128)
Balance as of December 31, 2024	$(218)	$(5)	$10	$(213)
Other comprehensive income (loss) before reclassifications	22	(1)	(9)	12
Amounts reclassified from accumulated other comprehensive loss	—	—	(2)	(2)
Net current period other comprehensive income (loss)	22	(1)	(11)	10
Balance as of March 31, 2025	$(196)	$(6)	$(1)	$(203)
Amounts reclassified out of Accumulated other comprehensive loss related to pension adjustments are included within Other expense (income) in the Consolidated Statements of Operations. Amounts reclassified out of Accumulated other comprehensive loss related to cash flow hedges are included within Cost of products and services sold in the Consolidated Statements of Operations.
Note 12. Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to common shareowners by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS, calculated using the treasury stock method, reflects the potential dilution that could occur if the Company’s outstanding stock-based compensation awards were issued.
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

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted EPS calculations for the three months ended March 31, 2026 and 2025.

(Amounts in millions, except per share amounts)	For The Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$105	$140
Less: Net income attributable to noncontrolling interest	20	6
Net income attributable to Solstice Advanced Materials	$85	$134

Denominator:
Weighted average number of common shares outstanding - basic	158.8	158.7
Dilutive effect of stock-based compensation plans	0.5	—
Weighted average number of common shares outstanding - diluted	159.3	158.7

Basic EPS	$0.53	$0.85
Diluted EPS	$0.53	$0.85
The weighted average potential shares of common stock that were excluded from diluted EPS were 0.1 million at March 31, 2026 because the effect of including those potential shares was anti-dilutive.
Note 13. Investments
Equity method investments
The total balance of the Company’s equity method investments recorded within Equity method investments in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 was $168 million and $162 million, respectively.
The Company holds equity method investments in three joint ventures (“JV”), including a 49% interest in Asahi-Schwebel (Taiwan) Co., Ltd., a manufacturer of woven glass fabrics, a 49% interest in Quimobásicos, S.A. de C.V., a producer of refrigerant gases, and a 50% interest in SinoChem noted in the variable interest entities (“VIE”) investment section below. The Company records these balances within Equity method investments in the Consolidated Balance Sheets. These investments are not considered significant for disclosure of summarized financial information on either an individual or aggregated basis.
Variable Interest Entities
SinoChem JV (unconsolidated)
The Company owns a 50% interest in a JV with Sinochem Lantian New Materials Co., Ltd. for foam blowing agents. The Company’s variable interest in this JV is primarily related to third-party borrowings of the JV which are guaranteed by the Company. The investment was $107 million and $103 million as of March 31, 2026 and December 31, 2025, respectively.

ConverDyn JV (consolidated)
The Company owns a 50% interest in ConverDyn, which provides uranium hexafluoride conversion and related services to utilities operating nuclear power plants. The Company is the primary beneficiary and consolidates the JV. The following table summarizes the assets and liabilities of the ConverDyn JV included in the Company’s Consolidated Financial Statements (including noncontrolling interests):

	March 31, 2026	December 31, 2025
Current assets	$134	$179
Product loans receivable	311	300
Noncurrent assets	2	2
Total assets	$446	$481
Current liabilities[1]	108	182
Product loans payable	347	336
Noncurrent liabilities	31	33
Total liabilities	$485	$551
_________________
1.Includes related party payables of $71 million and $69 million as of March 31, 2026 and December 31, 2025, respectively. See Note 3 - Related Party Transactions for additional information.
Note 14. Commitments and Contingencies
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

Beginning Balance as of December 31, 2024	$53
Accruals for environmental matters deemed probable and reasonably estimable	—
Environmental liability payments	—
Ending Balance as of March 31, 2025	$53

Beginning Balance as of December 31, 2025	$56
Accruals for environmental matters deemed probable and reasonably estimable	—
Environmental liability payments	(1)
Ending Balance as of March 31, 2026	$55

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
Other Matters
Nuclear Facility matters
Since 2018, the Company has been involved in various legal proceedings in the United States District Court for the Southern District of Illinois related to its Nuclear Facility, including eight separate lawsuits alleging cancer caused by radiation exposures that were settled in 2024. The Company remains involved in additional legal proceedings (i) related to alleged radiation contamination of properties around the plant by the city of Metropolis, Illinois, and the county of Massac, Illinois, (ii) a class action lawsuit alleging property damage by a group of plaintiffs on behalf of all property owners within a three-mile radius of the facility, and (iii) one alleged personal injury case. The Company is currently awaiting rulings on a motion for summary judgment related to the city and county cases, with rulings expected in 2026. For the alleged class action, the parties completed briefing on the plaintiffs’ motion for class certification and a ruling is expected in 2026. All plaintiffs in these matters are seeking compensatory damages and, in certain cases, punitive damages, medical monitoring, declaratory and/or injunctive relief. The Department of Energy (“the DoE”) has reached an agreement with the Company pursuant to which we understand the DoE intends to take appropriate action to provide sufficient assurance of the continued operational availability of the Company’s Nuclear Facility to support the existing and future demand for uranium hexafluoride, including by extending reimbursement to the Company for certain litigation costs. In addition, the Company is also pursuing claims under Honeywell’s nuclear liability policies with American Nuclear Insurers. While we cannot predict the outcome of these matters, based on the facts currently known to us, we do not anticipate that these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.
Under the Company’s agreement with the DoE, the DoE has also agreed to share in certain costs in connection with the expansion of our Nuclear Facility.
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
Note 15. Segment Financial Data
The Company globally manages its business operations through two reportable business segments. Segment information is consistent with how the President and Chief Executive Officer of Solstice Advanced Materials, who is the Chief Operating Decision Maker (“CODM”), and management reviews the businesses, makes investing and resource allocation decisions, and assesses operating performance. The Company manages and reports its operating results through its two reportable segments: (i) Refrigerants & Applied Solutions and (ii) Electronic & Specialty Materials, in accordance with ASC 280, Segment Reporting. The remainder of the Business’s operations are presented in Corporate and All Other, which is not a reportable business segment.
The CODM evaluates segment performance based on segment adjusted EBITDA, by comparing budget-to-actual and period-over-period results. Segment Adjusted EBITDA is defined as segment net income excluding income taxes, general corporate unallocated expense, depreciation, amortization, interest and other financial charges, remeasurement of foreign currencies, stock-based compensation expense, nonoperating pension expense (income), transaction-related costs, repositioning charges, asset retirement obligations accretion, asset impairment charges, litigation costs and insurance settlements (net of recoveries), gains and losses on disposal of assets, and certain other items that are otherwise of an unusual or non-recurring nature.
The below table summarizes information about segment revenues, significant segment expenses and other segment items, for each historical period:

	For The Three Months Ended March 31,
	2026		2025
	Refrigerants & Applied Solutions	Electronic & Specialty Materials	Refrigerants & Applied Solutions	Electronic & Specialty Materials
Net sales
Products	$634	$281	$577	$261
Services	77	—	59	—
Total Net sales	711	281	636	261
Less
Cost of products and services sold[1]	459	210	387	193
Selling, general and administrative expenses[2]	37	19	32	21
Research & development expenses	18	10	13	9
Other segment items[3]	(2)	(2)	(4)	(2)
Add
Depreciation	39	14	36	12
Amortization	4	—	6	1
Segment Adjusted EBITDA	$242	$58	$250	$53
__________________
1.Amounts exclude ARO accretion, repositioning charges, and other non-recurring items.
2.Amounts exclude stock-based compensation expense, transaction costs, nonoperating pension expense (income), repositioning charges, and other non-recurring items.
3.Other segment items primarily consisted of gains and losses from segment-related equity-method investments.

A reconciliation of segment adjusted EBITDA to Net income attributable to Solstice Advanced Materials is as follows:

	For The Three Months Ended March 31,
	2026	2025
Refrigerants & Applied Solutions	$242	$250
Electronic & Specialty Materials	58	53
Segment Adjusted EBITDA	$301	$303
Corporate and All Other	(52)	(32)
Adjusted EBITDA	$249	$271
Depreciation	(53)	(50)
Amortization	(6)	(7)
Interest and other financial charges	(29)	(1)
Other adjustments[1]	2	8
Stock-based compensation expense	(5)	(6)
Transaction-related costs	(23)	(28)
Income tax expense	(31)	(47)
Net income	$105	$140
Less: Net income attributable to noncontrolling interest	20	6
Net income attributable to Solstice Advanced Materials	$85	$134
__________________
1.Other adjustments primarily consisted of gains and losses from disposal of long-lived assets, remeasurement of foreign currencies, environmental reserves, asset retirement obligations, nonoperating pension expense (income), and certain legal costs, net of recoveries.

	March 31, 2026	December 31, 2025
Total assets reconciliation
Refrigerants & Applied Solutions	$3,433	$3,490
Electronic & Specialty Materials	1,498	1,471
Corporate and All Other	817	712
Total assets	$5,748	$5,673

	For The Three Months Ended March 31,
	2026	2025
Capital expenditures
Refrigerants & Applied Solutions	$43	$39
Electronic & Specialty Materials	37	22
Corporate and All Other	2	1
Total[1]	$82	$62
__________________
1.Unpaid capital expenditures were $117 million and $39 million as of March 31, 2026 and March 31, 2025, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Solstice Advanced Materials Inc. and its consolidated subsidiaries (“Solstice,” “Solstice Advanced Materials,” “we,” “us,” “our,” or the “Company”) for the three months ended March 31, 2026. The financial information as of March 31, 2026 should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2025, contained in our 2025 Annual Report on Form 10-K.
OVERVIEW
Business overview
Solstice is a global, differentiated advanced materials company and a leading global provider of refrigerants, blowing agents, conversion services for the nuclear energy sector, semiconductor materials, protective fibers and healthcare packaging. We operate through two segments, reported as Refrigerants & Applied Solutions (“RAS”) and Electronic & Specialty Materials (“ESM”). Our business is recognized as an industry innovator as well as a technology and quality leader, supported by some of the industry’s most well-known brands.
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
The Company serves over 3,000 customers across a wide range of end markets in approximately 120 countries and territories. Our global presence included 20 manufacturing sites and four standalone research and development (“R&D”) sites as of March 31, 2026.
Spin-off from Honeywell
On October 30, 2025 (“the “Spin-off date”), Honeywell International Inc. (“Honeywell”) completed the Spin-off of Solstice by means of a pro rata distribution (the “Distribution”), which was intended to be tax-free for U.S. federal tax purposes, of all of the issued and outstanding Solstice Advanced Materials common shares to Honeywell’s shareowners of record as of the close of business on October 17, 2025 (the “Record Date”), at which time each holder of Honeywell's common shares received one Solstice Advanced Materials common share for every four Honeywell common shares held as of the close of business on the Record Date, resulting in the Distribution of 158,727,456 of the Company’s common shares to Honeywell shareowners. Upon completion of the Distribution, on October 30, 2025, the Company commenced “regular way” trading as an independent public company under the ticker symbol “SOLS” on The Nasdaq Stock Market (“Nasdaq”). Following the Distribution, Honeywell did not own any Solstice Advanced Materials common shares.
Relationship with Honeywell
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Prior to the Spin-off date, the accompanying combined financial statements were derived from the consolidated financial statements and accounting records of Honeywell and presented on a standalone basis as if the Company’s operations had been conducted independently from Honeywell, which includes all revenues and costs directly attributable to the Solstice Advanced Materials business and an allocation of expenses related to certain Honeywell corporate functions. These expenses were allocated to the Solstice Advanced Materials business based on a proportion of net sales and may not be indicative of the actual expense that would have been incurred had Solstice operated as an independent, standalone entity, nor are they indicative of future expenses of the Company. All significant intercompany balances between Solstice and Honeywell prior to the Spin-off date were included within Net Parent investment on the accompanying financial statements.
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
The Company classifies certain expenses related to the Spin-off, as well as acquisitions and divestitures (if any) as Transaction-related costs in the Consolidated Statements of Operations. The Transaction-related costs related to the Spin-off include one-time and non-recurring expenses associated with the separation and stand-up of functions required to operate as a standalone public entity. These non-recurring costs primarily relate to legal, accounting, consulting and other professional service fees, system implementation costs, business and facilities separation, marketing development related to our brand and other matters. These costs are expected to continue through at least fiscal year 2026.
For additional information regarding our agreements with Honeywell, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Relationship with Honeywell” included within our 2025 Annual Report on Form 10-K.
Macroeconomic Conditions
The global macroeconomic environment during the period remained volatile, driven by elevated geopolitical tensions, including ongoing conflicts in Ukraine and the Middle East, as well as heightened trade and diplomatic frictions among major economies. These conditions contributed to uncertainty in global markets, foreign currency volatility, and fluctuations in energy and commodity prices. Geopolitical tension and evolving trade and tariff policies continued to disrupt global supply chains, resulting in higher input costs and periodic supply constraints. We continue to monitor macroeconomic and geopolitical developments including heightened trade tensions, economic and trade policy uncertainty, and inflationary risks.

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

RESULTS OF OPERATIONS
Income Statement

	For The Three Months Ended March 31,		Percentage of Net Sales For The Three Months Ended March 31,		Percentage Change
(dollars in millions)	2026	2025	2026	2025	2026 vs. 2025
Net sales	$991	$897	100%	100%	10%
Cost, expenses and other
Total cost of products and services sold	675	577	68%	64%	17%
Gross profit	317	321	32%	36%	(1)%
Research and development expenses	28	22	3%	2%	26%
Selling, general and administrative expenses	108	93	11%	10%	16%
Transaction-related costs	23	28	2%	3%	(18)%
Other expense (income)	(7)	(11)	(1)%	(1)%	(38)%
Interest and other financial charges	29	1	3%	—%	NM
Total costs, expenses and other	855	710	86%	79%	21%
Income before taxes	136	188	14%	21%	(27)%
Income tax expense	31	47	3%	5%	(34)%
Effective tax rate	23%	25%	—%	—%	(2)%
Net income	105	140	11%	16%	(25)%
Less: Net income attributable to noncontrolling interest	20	6	2%	1%	229%
Net income attributable to Solstice Advanced Materials	$85	$134	9%	15%	(37)%
______________
NM - not meaningful
Net Sales
The following table sets forth the factors contributing to year-over-year changes in our net sales for the three months ended March 31, 2026.

For The Three Months Ended March 31,
Change in net sales from prior period	2026 vs. 2025
Volume	5.6%
Price	2.4%
Foreign currency translation	2.5%
Total % change in net sales	10.5%
A discussion of Net sales by reportable segment can be found under the “Segment Results” section within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For the three months ended March 31, 2026 compared with the three months ended March 31, 2025
Net sales increased by $94 million or 10% primarily due to volume growth of $37 million, favorable pricing of $22 million and favorable foreign currency translation impacts of $16 million in the RAS segment, as well as volume growth of $13 million and favorable currency translation impacts of $7 million in the ESM segment.
Cost of product and services sold increased by $98 million or 17% primarily driven by volume increases and inflation in raw materials in both the RAS and ESM segments.
Research and development expenses increased by $6 million or 26% driven by continued investment in innovation across the portfolio of offerings such as Spectra Y and next-generation molecules; Selling, general and administrative expenses increased by $15 million or 16% driven by an increase in employee-related expenses, primarily in connection with corporate functions and additional headcount necessary to operate as an independent public company; Transaction-related costs decreased by $5 million driven by a decrease in professional advisory services fees incurred after the Spin-off; Other expense (income) had an unfavorable change of $4 million driven primarily by lower income from equity method investments and foreign currency losses in the current period compared to gains in the prior period; and Interest and other financial charges increased by $28 million driven by the issuance of debt in connection with the Spin-off in the second half of 2025.
Income tax expense decreased by $16 million. The effective tax rate in 2026 was lower than the effective tax rate in 2025 as a result of nondeductible transaction costs and discrete tax adjustments related to restructuring in advance of the Spin-off from Honeywell in the prior-year period. See Note 5 - Income Taxes of the Notes to the Consolidated Financial Statements for additional information on the effective tax rate.
SEGMENT RESULTS
We manage and report our operating results through two reportable segments: Refrigerants & Applied Solutions (RAS) and Electronic & Specialty Materials (ESM). The remainder of our operations are presented in Corporate and All Other, which is not a reportable business segment.
Segment Adjusted EBITDA is the primary measure of segment profitability used by our Chief Operating Decision Maker. We define Segment Adjusted EBITDA as segment net income excluding income taxes, general corporate unallocated expense, depreciation, amortization, interest and other financial charges, remeasurement of foreign currencies, stock-based compensation expense, nonoperating pension expense (income), transaction-related costs, repositioning charges, asset retirement obligations accretion, asset impairment charges, litigation costs and insurance settlements (net of recoveries), gains and losses on disposal of assets, and certain other items that are otherwise of an unusual or non-recurring nature.

Refrigerants & Applied Solutions
Net Sales
The following sets forth the net sales for our RAS segment for the three months ended March 31, 2026 and 2025.

RAS Net Sales (in millions)
$800
$600
$400
$200
$—
$711
$47
$107
$167
$389
$636
$43
$84
$183
$326
2026
2025
Refrigerants
Building Solutions and Intermediates
Nuclear
Healthcare Packaging

The following table sets forth the net sales, Segment Adjusted EBITDA, and Segment Adjusted EBITDA margin amounts for our RAS segment for the three months ended March 31, 2026 and 2025.

	For The Three Months Ended March 31,
(Dollars in millions)	2026	2025
Net sales	$711	$636
Segment Adjusted EBITDA	242	250
Segment Adjusted EBITDA margin	34.1%	39.3%

The following table sets forth the reported and organic net sales growth in our RAS segment’s net sales for the three months ended March 31, 2026.

For The Three Months Ended March 31,
2026 vs. 2025
Total % change in net sales	11.7%
Foreign currency translation	(2.5)%
Acquisitions, divestitures and other, net	—%
Organic sales percentage(1)	9.2%
______________
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for definition of Organic sales percentage.

For the three months ended March 31, 2026 compared with the three months ended March 31, 2025
RAS net sales increased by $75 million or 12% primarily driven by volume growth of $37 million, mainly as a result of the ongoing transition to LGWP refrigerants and volume increases in nuclear, partially offset by volume declines in building solutions and intermediates due to lower demand in the construction end market. Favorable pricing of $22 million and favorable currency translation impacts on net sales of $16 million also contributed to the increase.
Segment Adjusted EBITDA decreased by $8 million or 3% and Segment Adjusted EBITDA margin decreased 5% primarily driven by lower margins due to refrigerant mix and higher production costs.

Electronic & Specialty Materials
Net Sales
The following sets forth the net sales for our ESM segment for the three months ended March 31, 2026 and 2025.

ESM Net Sales (in millions)
$300
$200
$100
$—
$281
$50
$109
$121
$261
$50
$90
$121
2026
2025
Research and Performance Chemicals
Electronic Materials
Safety and Defense Solutions

The following table sets forth the net sales, Segment Adjusted EBITDA, and Segment Adjusted EBITDA margin amounts for our ESM segment for the three months ended March 31, 2026 and 2025.

	For The Three Months Ended March 31,
(Dollars in millions)	2026	2025
Net sales	$281	$261
Segment Adjusted EBITDA	58	53
Segment Adjusted EBITDA margin	20.8%	20.3%
The following table sets forth the reported and organic net sales growth in our ESM segment’s net sales for the three months ended March 31, 2026.

For The Three Months Ended March 31,
2026 vs. 2025
Total % change in net sales	7.4%
Foreign currency translation	(2.7)%
Acquisitions, divestitures and other, net	—%
Organic sales percentage(1)	4.7%
_____________
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for definition of Organic sales percentage.

For the three months ended March 31, 2026 compared with the three months ended March 31, 2025
ESM net sales increased by $19 million or 7%. The increase was primarily driven by volume growth of $13 million, mainly due to volume increases in electronic materials, partially offset by volume declines in performance chemicals. Currency translation favorably impacted net sales by $7 million.
Segment Adjusted EBITDA increased by $5 million or 10% primarily driven by demand growth in electronic materials. Segment Adjusted EBITDA margin remained relatively flat.
Corporate and All Other
Corporate and All Other costs increased by $20 million or 62% for the three months ended March 31, 2026 compared to the prior year due to an increase in selling, general and administrative expenses, primarily in connection with corporate functions and additional headcount necessary to operate as an independent public company.
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

For The Three Months Ended March 31,
2026 vs. 2025
Total % change in net sales	10.5%
Foreign currency translation	(2.5)%
Acquisitions, divestitures and other, net	—%
Organic sales percentage	8.0%
Adjusted EBITDA and Adjusted EBITDA margin: The Company defines Adjusted EBITDA as net income excluding income taxes, depreciation, amortization, interest and other financial charges, remeasurement of foreign currencies, stock-based compensation expense, nonoperating pension expense (income), transaction-related costs, repositioning charges, asset retirement obligations accretion, asset impairment charges, litigation costs and insurance settlements (net of recoveries), gains and losses on disposal of assets, and certain other items that are otherwise of an unusual or non-recurring nature. The Company defines Adjusted EBITDA margin as Adjusted EBITDA divided by Net sales. We believe these measures are useful to investors as they provide greater transparency with respect to supplemental information used by management in its financial and operational decision making, as well as understanding ongoing operating trends. The table below reconciles Net income, the most directly comparable U.S. GAAP measure, to the Company’s non-GAAP measure of Adjusted EBITDA for the three months ended March 31, 2026 and 2025.

	For The Three Months Ended March 31,
	2026		2025
(Dollars in millions)	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Net income attributable to Solstice Advanced Materials (GAAP)	$85	9%	$134	15%
Net income attributable to noncontrolling interest	20	2%	6	1%
Net income (GAAP)	$105	11%	$140	16%
Depreciation	53	5%	50	6%
Amortization	6	1%	7	1%
Interest and other financial charges	29	3%	1	—%
Other adjustments(1)	(2)	—%	(8)	(1)%
Stock-based compensation expense	5	—%	6	1%
Transaction-related costs	23	2%	28	3%
Income tax expense	31	3%	47	5%
Adjusted EBITDA (Non-GAAP)	$249	25%	$271	30%
Net sales	$991		$897
Adjusted EBITDA margin (Non-GAAP)	25.1%		30.2%
__________________
1.Other adjustments primarily consisted of gains and losses from disposal of long-lived assets, remeasurement of foreign currencies, environmental reserves, asset retirement obligations, nonoperating pension expense (income), and certain legal costs, net of recoveries.

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company has been generating positive cash flows from operations. Prior to the consummation of the Spin-off, the Company was dependent upon Honeywell for all of its working capital and financing requirements. A substantial portion of the Company’s cash accounts were cleared to Honeywell regularly at Honeywell’s discretion, and Honeywell funded the Company’s operating and investing activities as needed. Transfers of cash between Honeywell and the Company were included within Net transfers to Parent on the accompanying financial statements through the Spin-off date. These arrangements ceased in conjunction with the Spin-off.
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
On April 27, 2026, the Company announced that the Board of Directors declared a dividend of $0.075 per share of common stock outstanding, payable on June 10, 2026, to shareowners of record as of May 27, 2026. The Company currently expects to continue returning cash to shareowners through quarterly dividends, although payment of dividends remains subject to determination and declaration by the Board of Directors and there can be no assurance that the Company will continue to pay any dividends.
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
As of March 31, 2026, there were no outstanding borrowings under the Revolving Credit Facility, the interest rate on the Term Loan Facility was 5.42%, and there were $263 million of unused letters of credit issued under the Sidecar LC Facilities.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. In addition, the Credit Agreement also contains financial covenants for the benefit of the lenders under the Revolving

Credit Facility requiring the maintenance of certain financial ratios (as set forth in the Credit Agreement). As of March 31, 2026, the Company was in compliance with all of the financial covenants required by the Credit Agreement.
See Note 8 - Debt of the Notes to the Consolidated Financial Statements for additional information regarding our debt obligations.

Cash Flows
Summarized cash flow information for the three months ended March 31, 2026 and 2025 is as follows:

	For The Three Months Ended March 31,
(Dollars in millions)	2026	2025
Net cash provided by operating activities	$199	$160
Net cash used for investing activities	$(77)	$(39)
Net cash used for financing activities	$(15)	$(118)
Operating Activities
Net cash provided by operating activities was $199 million for the three months ended March 31, 2026 compared to $160 million in the prior-year period. The increase was due to greater working capital inflow, primarily driven by lower inventories from destocking of certain RAS products, collections from certain customers, as well as higher income tax liabilities due to timing, partially offset by the release of customer rebates. This increase was partially offset by lower net income.
Investing Activities
Net cash used for investing activities was $77 million for the three months ended March 31, 2026 compared to $39 million in the prior-year period. The increase was driven by higher capital expenditures, primarily from the expansion of manufacturing facilities within our ESM segment, and the impact in the prior year of proceeds from the sale of certain assets.
Financing Activities
Net cash used for financing activities was $15 million for the three months ended March 31, 2026 compared to $118 million in the prior-year period. The decrease was driven by the absence of net transfers to Honeywell in the current period compared to the prior-year period. Quarterly dividend payments to shareowners were $12 million during the three months ended March 31, 2026.
Cash and Cash Requirements
Summary
As of March 31, 2026 and December 31, 2025, our cash and cash equivalents totaled $642 million and $534 million, respectively. We believe that we have sufficient liquidity based on our current cash position, expected operating cash flows and availability under our Credit Facilities to meet our expected payments related to our cash requirements for at least the next 12 months.
Cash and Cash Equivalents Held by Foreign Subsidiaries
Cash and cash equivalents held by Solstice Advanced Materials’ foreign subsidiaries were $403 million and $363 million as of March 31, 2026 and December 31, 2025, respectively.

Capital Expenditures
Our capital expenditures primarily consist of continuing investments to maintain the safety and reliability of our existing operations, additional investments in new and existing facilities to support new production introduction and capacity expansion to grow our business. For the three months ended March 31, 2026 and 2025, our capital expenditures incurred were $82 million and $62 million, respectively. The increase was primarily driven by projects to support new products and solutions for our electronic materials and advanced fiber offerings. For the year ending December 31, 2026, we expect that our capital expenditures will be between $400 million and $425 million.
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
Supply Chain Financing
We maintain agreements with unaffiliated third-party financial institutions that offer voluntary supply chain financing (“SCF”) programs to our suppliers. The SCF programs enable suppliers, at their sole discretion, to sell their receivables to third-party financial institutions in order to receive payment on receivables earlier than the negotiated commercial terms between us and our suppliers. We had $98 million outstanding obligations related to our SCF programs as of both March 31, 2026 and December 31, 2025.
Contractual Obligations and Off-Balance Sheet Arrangements
We do not engage in significant off-balance sheet financial arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources. There have been no material changes outside the ordinary course of business to our contractual obligations from those discussed in our 2025 Annual Report on Form 10-K.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three months ended March 31, 2026 to the items disclosed as critical accounting estimates in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business and financial results are affected by fluctuations in world financial markets, including the impacts of foreign currency exchange rate and interest rate movements. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. Market risks have not materially changed from those disclosed under Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Solstice’s management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026 to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to a number of lawsuits, investigations, disputes and claims (some of which involve substantial amounts) arising out of the conduct of our business, including matters relating to commercial transactions, intellectual property and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. See Note 14 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for a discussion of environmental and other litigation matters.
ITEM 1A. RISK FACTORS
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors presented in our 2025 Annual Report on Form 10-K under Part I. Item 1A. “Risk Factors.” For further discussion of our risk factors, refer to Part I, Item 1A. “Risk Factors” in our 2025 Annual Report on Form 10-K. Any of these factors could materially adverse effect our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1*	Form of Restricted Stock Unit Agreement (Officers) (2026) (filed herewith)
10.2*	Form of Performance Stock Unit Agreement (2026) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2026)
10.3*	Form of 2026-2028 Performance Stock Unit Agreement (Executive Officers) (2026) (filed herewith)
10.4*	Deferred Compensation Plan for Non-Employee Directors of Solstice Advanced Materials Inc. (2026) (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________________
* Management contract or any compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLSTICE ADVANCED MATERIALS INC.

Date: May 6, 2026	By:	/s/ John S. Barresi
John S. Barresi
Chief Accounting Officer
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)