Form 10-Q
period 2026-06-30
Solstice Advanced Materials Inc.
filed 2026-07-30
CIK 2064953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 158,847,369 of the Registrant’s common shares outstanding at July 23, 2026.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “positioned,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “could,” “believes,” “may,” “will,” “would,” “should,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this report are based on reasonable assumptions, you should be aware that a variety of factors, many of which are difficult to predict and outside of our control, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including, but not limited to:
•risks and uncertainties around the proposed Transactions (as defined herein), including the risk that the anticipated benefits and synergies of the Transactions may not be realized when expected or at all, that the terms and scope of the expected financing in connection with the Transactions may prove to be less favorable than currently expected, and that the Transactions may not be completed in a timely matter or at all, and the risk of litigation related to the Transactions;
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
•our ability to successfully execute or effectively integrate potential acquisitions, including the Transactions, or complete potential divestitures;

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
•U.S. federal income tax reform;
•our ability to operate as an independent, publicly traded company without certain benefits available to us as a part of Honeywell (as defined herein) prior to the Spin-off, including managing the costs of operating as an independent company following the Spin-off;
•our ability to achieve some or all of the benefits that we expect to achieve from the Spin-off;
•our inability to maintain intellectual property agreements;
•potential timing, declaration, amount and payment of the Company’s dividend program;
•potential cash contributions to defined benefit pension plans; and
•our ability to maintain proper and effective internal controls.
These and other factors are more fully discussed in Part II. Item 1A. “Risk Factors” and Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”), as may be updated from time to time in our Securities and Exchange Commission (“SEC”) filings. These risks could cause actual results to differ materially from those implied by forward-looking statements in this report. Even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. Solstice does not undertake to update or revise any of its forward-looking statements, which speak only as of the date they are made, except as may be required by law or regulation.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share amounts)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Product sales[1]	$1,062	$945	$1,977	$1,783
Service sales	86	88	163	147
Net sales	1,148	1,033	2,139	1,930
Costs, expenses and other
Cost of products sold[2]	715	601	1,343	1,132
Cost of services sold	63	71	110	116
Total cost of products and services sold	778	671	1,453	1,248
Research and development expenses	25	23	53	45
Selling, general and administrative expenses	123	105	230	198
Transaction-related costs	25	30	47	58
Other expense (income)	(2)	2	(9)	(9)
Interest and other financial charges	23	2	53	3
Total costs, expenses and other	972	833	1,827	1,543
Income before taxes	176	199	312	387
Income tax expense	42	101	73	148
Net income	134	99	239	239
Less: Net income attributable to noncontrolling interest	15	2	35	8
Net income attributable to Solstice Advanced Materials	$119	$97	$204	$231

Basic earnings per share	$0.75	$0.61	$1.28	$1.46
Diluted earnings per share	$0.75	$0.61	$1.28	$1.46

Weighted average number of common shares outstanding - basic	158.8	158.7	158.8	158.7
Weighted average number of common shares outstanding - diluted	159.4	158.7	159.3	158.7
__________________
1.Product sales include related party product sales of $29 million and $25 million for the three months, and $45 million and $38 million for the six months ended June 30, 2026 and 2025, respectively.
2.Cost of products sold include related party cost of products sold of $5 million and $2 million for the three months, and $10 million and $8 million for the six months ended June 30, 2026 and 2025, respectively.
The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in millions)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$134	$99	$239	$239
Other comprehensive (loss) income, net of tax
Foreign exchange translation adjustment	(11)	66	(15)	88
Pension and other postretirement benefit adjustments	—	(1)	—	(2)
Cash flow hedges recognized in other comprehensive income	(2)	(28)	—	(37)
Less: Reclassification adjustment for gains included in net income	—	2	—	—
Changes in fair value of cash flow hedges	(2)	(26)	—	(37)
Total other comprehensive (loss) income, net of tax	(13)	39	(15)	49
Comprehensive income	$121	$138	$224	$288
The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	As of
	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$750	$534
Accounts receivable, less allowances of $5 and $10, respectively[1]	671	645
Inventories	666	715
Product loans receivable, current[2]	314	300
Other current assets	168	193
Total current assets	2,568	2,388
Property, plant and equipment – net	2,126	2,055
Goodwill	817	820
Intangible assets – net	47	49
Deferred income taxes	6	6
Equity method investments	174	162
Other noncurrent assets	182	192
Total assets	$5,918	$5,673
LIABILITIES
Current liabilities:
Accounts payable[3]	$942	$909
Current portion of long-term debt	6	4
Product loans payable, current	330	320
Finance lease liabilities, current	14	14
Accrued and other liabilities, current[4]	468	467
Total current liabilities	1,760	1,713
Long-term debt	1,966	1,968
Deferred income taxes	245	233
Product loans payable, noncurrent	15	16
Finance lease liabilities, noncurrent	95	104
Other noncurrent liabilities	250	262
Total liabilities	4,330	4,296
Commitments and Contingencies
EQUITY
Common stock (par value $0.01 per share; 500,000,000 shares authorized; 158,842,224 shares issued and outstanding at June 30, 2026; 158,747,196 shares issued and outstanding at December 31, 2025)	2	2
Additional paid-in capital	1,506	1,495
Accumulated other comprehensive loss	(142)	(127)
Retained earnings	220	41
Total Solstice Advanced Materials shareowners’ equity	1,586	1,411
Noncontrolling interest	2	(34)
Total equity	1,588	1,377
Total liabilities and equity	$5,918	$5,673
__________________
1.Accounts receivable include related party receivables of $36 million and $45 million as of June 30, 2026 and December 31, 2025, respectively.
2.Product loans receivable, current include related party loans receivables of $186 million and $178 million as of June 30, 2026 and December 31, 2025, respectively.
3.Accounts payable include related party accounts payables of $7 million and $2 million as of June 30, 2026 and December 31, 2025, respectively.
4.Accrued and other liabilities, current include related party payables of $73 million and $69 million as of June 30, 2026 and December 31, 2025, respectively.
The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	For The Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$239	$239
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	107	105
Amortization	10	11
Equity income of affiliated companies	(8)	(10)
Gain on sale of fixed assets	—	(15)
Stock-based compensation expense	11	12
Changes in assets and liabilities
Accounts receivable[1]	(69)	(70)
Inventories	45	(68)
Other assets	26	4
Accounts payable[2]	56	87
Accrued and other liabilities, current[3]	37	24
Deferred income taxes	12	(7)
Deferred income and customer advances	2	(1)
Other liabilities, noncurrent[4]	(6)	(1)
Net cash provided by operating activities	461	310
Cash flows from investing activities:
Capital expenditures paid[5]	(213)	(138)
Cash paid for long-life catalysts and deferred maintenance	—	(1)
Proceeds from disposals of property, plant, and equipment	—	23
Capitalized software	(2)	(2)
Net cash used for investing activities	(215)	(118)
Cash flows from financing activities:
Dividends	(24)	—
Finance lease payments	(7)	(5)
Net transfers to Parent	—	(7)
Net cash used for financing activities	(31)	(12)
Effect of foreign exchange rate changes on cash and cash equivalents	—	32
Net increase in cash and cash equivalents	215	212
Cash and cash equivalents at beginning of period	534	661
Cash and cash equivalents at end of period	$750	$873
__________________
1.Includes decrease in short term related party receivables of $9 million and $6 million for the six months ended June 30, 2026 and 2025, respectively.
2.Includes increase in related party accounts payables of $5 million and $1 million for the six months ended June 30, 2026 and 2025, respectively.
3.Includes increase in related party accrued liabilities of $4 million and $4 million for the six months ended June 30, 2026 and 2025, respectively.
4.Includes decrease in related party long-term receivable of $0 million and $7 million for the six months ended June 30, 2026 and 2025, respectively.
5.Net of reimbursements received pursuant to certain contractual arrangements of $2 million for the six months ended June 30, 2026.

The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions, except per share amounts)

	Common Stock[1]	Additional Paid-in Capital	Net Parent Investment	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity
Balance as of March 31, 2026	$2	$1,500	$—	$(128)	$113	$(14)	$1,473
Net income	—	—	—	—	119	15	134
Dividends ($0.075 per share)	—	—	—	—	(12)	—	(12)
Foreign exchange translation adjustment	—	—	—	(11)	—	—	(11)
Changes in fair value of cash flow hedges	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	6	—	—	—	—	6
Balance as of June 30, 2026	$2	$1,506	$—	$(142)	$220	$2	$1,588

Balance as of March 31, 2025	$—	$—	$3,504	$(203)	$—	$(72)	$3,229
Net income	—	—	97	—	—	2	99
Foreign exchange translation adjustment	—	—	—	66	—	—	66
Pension and other postretirement benefit adjustments	—	—	—	(1)	—	—	(1)
Changes in fair value of cash flow hedges	—	—	—	(26)	—	—	(26)
Net transfers to Parent	—	—	105	—	—	1	106
Balance as of June 30, 2025	$—	$—	$3,706	$(164)	$—	$(69)	$3,473

	Common Stock[1]	Additional Paid-in Capital	Net Parent Investment	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity
Balance as of December 31, 2025	$2	$1,495	$—	$(127)	$41	$(34)	$1,377
Net income	—	—	—	—	204	35	239
Dividends ($0.15 per share)	—	—	—	—	(24)	—	(24)
Foreign exchange translation adjustment	—	—	—	(15)	—	—	(15)
Stock-based compensation	—	11	—	—	—	—	11
Balance as of June 30, 2026	$2	$1,506	$—	$(142)	$220	$2	$1,588

Balance as of December 31, 2024	$—	$—	$3,471	$(213)	$—	$(76)	$3,182
Net income	—	—	231	—	—	8	239
Foreign exchange translation adjustment	—	—	—	88	—	—	88
Pension and other postretirement benefit adjustments	—	—	—	(2)	—	—	(2)
Changes in fair value of cash flow hedges	—	—	—	(37)	—	—	(37)
Net transfers to Parent	—	—	4	—	—	(1)	3
Balance as of June 30, 2025	$—	$—	$3,706	$(164)	$—	$(69)	$3,473
__________________
1.See Note 11 – Shareowners’ Equity of the Notes to the Consolidated Financial Statements for a rollforward of common stock.

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
After the Spin-off date, the Company’s financial statements are consolidated financial statements based on our reported results as a standalone company. All significant transactions between Solstice entities were eliminated.

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
The Company reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ended on March 31, June 30, and September 30, respectively. It is the Company’s practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires the Company’s businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company’s business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, the Company will provide appropriate disclosures. The Company’s actual closing dates for the six months ended June 30, 2026, and 2025 were June 27, 2026, and June 28, 2025, respectively.
Note 2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are set forth in Note 2 – Summary of Significant Accounting Policies within the Company’s 2025 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
Use of Estimates
The Company prepares its Consolidated Financial Statements in conformity with GAAP. In doing so, the Company is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases these estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The Company’s actual results may differ materially from these estimates. Significant estimates inherent in the preparation of these Consolidated Financial Statements include, but are not limited to, accounting for allocation of expenses related to certain Honeywell corporate functions (prior to the Spin-off), evaluation of allowance for doubtful accounts, reserve for inventory obsolescence, goodwill and other intangible assets for impairment, environmental liabilities, asset retirement obligations (“ARO”), commitments and contingencies, pension liabilities and expenses and income taxes.
Transaction-related costs
The Company classifies certain expenses related to the Spin-off, as well as related to potential or completed acquisitions and divestitures (if any) as Transaction-related costs in the Consolidated Statements of Operations. The Transaction-related costs include one-time and non-recurring expenses associated with the separation and stand-up of functions required to operate as a standalone public entity. These non-recurring costs primarily relate to legal, accounting, consulting and other professional service fees, system implementation costs, business and facilities separation, development of our brand and other matters.
Supply Chain Financing
Amounts outstanding related to supply chain financing programs are included in Accounts payable in the Consolidated Balance Sheets. Accounts payable included approximately $118 million and $98 million as of June 30, 2026 and December 31, 2025, respectively, related to supply chain financing programs.

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
Note 3. Related Party Transactions
Corporate Allocations
The accompanying financial statements for the periods prior to the Spin-off reflected allocations of certain expenses from Honeywell including, but not limited to, legal, accounting, information technology (“IT”), human resources and other infrastructure support. The allocation method was based on the Company’s proportion of total Honeywell revenue in each respective period, relative to the Honeywell expense cost pool. Allocations for management costs and corporate support services provided to the Company totaled $61 million and $115 million for the three and six months ended June 30, 2025, respectively, and such amounts were included within Selling, general and administrative expenses in the Consolidated Statements of Operations. These corporate allocations include stock-based compensation expense allocated to the Company for corporate and shared employees of $2 million and $8 million, and U.S. pension service costs of $0 million and $1 million for the three and six months ended June 30,

2025, respectively. There were no such allocations for the three and six months ended June 30, 2026. Honeywell is not considered an affiliate following the Spin-off.
Related Party Sales and Purchases
Product sales to affiliates
Product and service sales in the Consolidated Statements of Operations include sales to affiliates of $29 million and $45 million for the three and six months ended June 30, 2026, respectively, and $25 million and $38 million for the three and six months ended June 30, 2025, respectively.
Certain of these product sales are cash-settled and reflected in the Consolidated Balance Sheets. Accounts receivable – net includes $36 million and $45 million of these transactions as of June 30, 2026 and December 31, 2025, respectively.
Purchases from affiliates
Purchases made by the Company from its affiliates, including Honeywell (through the Spin-off date), were $5 million and $10 million for the three and six months ended June 30, 2026, respectively, and $5 million and $12 million for the three and six months ended June 30, 2025, respectively. Purchases made by the Company from Honeywell were $4 million and $7 million for the three and six months ended June 30, 2025, respectively.
Accounts payable includes $7 million and $2 million as of June 30, 2026 and December 31, 2025, respectively, related to such transactions.
In addition to normal recurring purchases, ConverDyn, the Company’s consolidated VIE (refer to Note 13 – Investments for further details), holds accrued liabilities of $73 million and $69 million as of June 30, 2026 and December 31, 2025, respectively, to General Atomics relating to payments owed by ConverDyn for the standby costs of maintaining a uranium conversion facility owned by such affiliate of General Atomics. These payments cannot be paid by ConverDyn until ConverDyn fully pays to the Company the costs of operating the Nuclear Facility. Until repaid, these obligations to the affiliate of General Atomics accrue interest at the U.S. prime rate plus two percent.
Product loans
In 2024, ConverDyn entered into an arrangement to borrow certain products from a customer of ConverDyn and loan such products to an affiliate of General Atomics until December 31, 2026, in exchange for a fixed fee billed annually. The Consolidated Balance Sheets include Product loans receivable related to uranium ore of approximately $186 million as of June 30, 2026, and approximately $178 million as of December 31, 2025. This results in a net position of $0 million loans payable / receivable related to these arrangements for ConverDyn as of both June 30, 2026, and December 31, 2025. As of June 30, 2026 and December 31, 2025, the Consolidated Balance Sheet includes short-term unbilled Accounts receivable related to the loan fees receivable of approximately $0 million and $7 million, respectively.
Cash Management and Net Parent Investment
Prior to the Spin-off, Honeywell used a centralized approach for the purpose of cash management and financing of its operations. The Company’s excess cash was transferred to Honeywell daily, and Honeywell funded the Company’s operating and investing activities as needed. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated Statements of Cash Flows as a financing activity through Net transfers to Parent. Following the Spin-off, the Company no longer participates in Honeywell’s centralized cash management program.
Credit Support
Following the Spin-off, Honeywell had agreed to provide the Company support through certain parent company performance guarantees that would remain in place during a transition period of up to 24 months and as guarantor of or obligor for certain letters of credit and other credit support instruments that were issued on the Company’s behalf during a transition period of up to 12 months. Effective the second quarter of 2026, the Company no longer requires credit support from Honeywell for letters of credit and other credit support instruments.
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
The Company has a comprehensive offering of products and services sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Refrigerants & Applied Solutions
Refrigerants	$473	$418	$862	$744
Building Solutions and Intermediates	180	181	348	364
Nuclear[1]	125	98	231	182
Healthcare Packaging	73	59	120	102
Net Refrigerants & Applied Solutions	850	756	1,561	1,392
Electronic & Specialty Materials
Research and Performance Chemicals	135	132	257	253
Electronic Materials	119	104	228	194
Safety and Defense Solutions	43	41	94	91
Net Electronic & Specialty Materials	298	277	579	538
Net sales	$1,148	$1,033	$2,139	$1,930
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

	2026	2025
Contract assets - January 1	$39	$51
Change in Contract assets - (decrease) increase	(17)	(15)
Contract assets - June 30	22	36

Contract liabilities - January 1	(41)	(39)
Change in Contract liabilities - (increase) decrease	(2)	1
Contract liabilities - June 30	(43)	(38)

Net change	$(19)	$(14)
For the six months ended June 30, 2026, the Company recognized revenue of $1 million that was previously included in the beginning balance of contract liabilities. There was no revenue recognized for the six months ended June 30, 2025.
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
As of June 30, 2026, the Company’s remaining performance obligations (“RPO”), which is the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied was approximately $3.2 billion. Performance obligations expected to be satisfied within one year and greater than one year are 30% and 70%, respectively.

Note 5. Income Taxes
The effective tax rate in 2026 was higher than the U.S. federal statutory rate of 21% primarily due to jurisdictional mix of earnings and state income taxes. The effective tax rate was 23.5% for the six months ended June 30, 2026 and 38.2% for the six months ended June 30, 2025. The effective tax rate decreased during 2026 compared to 2025 as a result of nondeductible transaction costs and discrete tax adjustments related to the Spin-off from Honeywell in the prior-year period.
Note 6. Inventories
The Company’s inventories are comprised of the following:

	June 30, 2026	December 31, 2025
Raw materials	$78	$71
Work in process	216	239
Finished products	372	405
Total Inventories	$666	$715
Note 7. Goodwill and Other Intangible Assets – Net
The below table summarizes the change in goodwill for the six months ended June 30, 2026, by segment:

	December 31, 2025	Currency Translation Adjustment	June 30, 2026
Refrigerants & Applied Solutions	$624	$(2)	$622
Electronic & Specialty Materials	196	(1)	195
Total Goodwill	$820	$(3)	$817
Other intangible assets are comprised of the following:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles
Customer relationships	$35	$(30)	$5	$35	$(30)	$5
Patents and technologies	21	(6)	14	21	(6)	15
Other intangible assets	3	(2)	—	3	(2)	—
Total definite-life intangibles – net	58	(39)	19	58	(37)	21
Indefinite-life intangibles
Trademarks	28	—	28	29	—	29
Total Other intangible assets – net	$86	$(39)	$47	$87	$(37)	$49

Amortization expense related to intangible assets was $0.7 million and $1.3 million for the three and six months ended June 30, 2026, respectively, and $1 million and $2 million for the three and six months ended June 30, 2025, respectively.

Estimated intangible asset amortization expense for each of the next five years are as follows:

Amount
2026 (remaining six months)	$1
2027	3
2028	2
2029	2
2030	2
Thereafter	8
Note 8. Debt
The following table contains the components of our debt:

	June 30, 2026	December 31, 2025
Total debt:
Term Loan Facility due 2032[1]	$1,000	$1,000
5.625% Senior Notes due 2033	1,000	1,000
Finance lease liabilities	109	118
	$2,109	$2,118
Less:
Unamortized discount	15	15
Unamortized debt issuance costs	13	13
Current portion of long-term debt and finance lease liabilities, current	20	18
Total	$2,061	$2,072
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
Senior Credit Facilities
On October 29, 2025, the Company entered into a credit agreement (as amended, the “Credit Agreement”), which provides for (i) a seven-year senior secured first-lien term B loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”) and (ii) a five-year senior secured first-lien revolving credit facility with aggregate commitments of $1.0 billion (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”).
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

The Company may voluntarily prepay borrowings under the Credit Agreement without premium or penalty, subject to customary “breakage” costs with respect to SOFR loans. The Company may also reduce the commitments under the Revolving Credit Facility, in whole or in part, in each case, subject to certain minimum amounts and increments.
As of June 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility, the interest rate on the Term Loan Facility was 5.41%, and there were $276 million of unused letters of credit issued under the Sidecar LC Facilities.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. In addition, the Credit Agreement also contains financial covenants for the benefit of the lenders under the Revolving Credit Facility requiring the maintenance of certain financial ratios (as set forth in the Credit Agreement). As of June 30, 2026, the Company was in compliance with all of the financial covenants required by the Credit Agreement.
Note 9. Fair Value Measurements
The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy:
•Level 1 - Inputs are based on quoted prices in active markets for identical assets and liabilities.
•Level 2 - Inputs are based on observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.
•Level 3 - One or more inputs are unobservable and significant.
Financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

		June 30, 2026		December 31, 2025
	Fair Value Level	Assets	Liabilities	Assets	Liabilities
Product loan receivable	2	$314	$—	$300	$—
Product loan payable	2	—	314	—	300
Fair Value		$314	$314	$300	$300

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
The fair value of the Company’s outstanding debt (excluding finance lease liabilities) is estimated using quoted market prices for the same or similar debt issuances, which is a Level 2 measurement. The Company’s outstanding debt (excluding finance lease liabilities) had a carrying value and an estimated fair value of $2.0 billion as of both June 30, 2026 and December 31, 2025. See Note 8 – Debt for additional information.
Note 10. Stock-Based Compensation Plans
Stock-based compensation cost, which is recognized in Selling, general, and administrative expenses in the Consolidated Statements of Operations, was $6 million and $11 million for the three and six months ended June 30, 2026, respectively, and $6 million and $12 million for the three and six months ended June 30, 2025, respectively.

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
Restricted Stock Units
During the six months ended June 30, 2026, the Company granted 214,097 restricted stock units (“RSUs”) pursuant to the Solstice 2025 Stock Incentive Plan (the “2025 Plan”) to certain employees. The RSUs typically will vest in equal annual installments over a three-year period, subject to the employee’s continued employment. Recipients of RSUs receive dividend equivalents that are paid subject to the same vesting restrictions as the underlying award. The weighted-average fair value per share of the RSUs granted was $79.27.
Performance Stock Units
During the six months ended June 30, 2026, the Company granted 143,180 performance stock units (“PSUs”) pursuant to the 2025 Plan to certain employees. The PSUs typically will vest after the end of a three-year performance period consisting of the Company’s fiscal years 2026 through 2028, to the extent earned based on the achievement of specified performance goals related to adjusted earnings per share and return on invested capital, subject to a modifier based on relative total shareholder return, and further subject to the employees’ continued employment through the end of the performance period. The fair value of the PSUs was determined using a Monte Carlo simulation on the grant date. Recipients of PSUs receive dividend equivalents that are paid subject to the same vesting restrictions as the underlying award. The fair value per share of the PSUs granted was $92.42.
Note 11. Shareowners’ Equity
Authorized Capital Stock
The Company’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, without par value.
The following table sets forth the changes in the number of shares of common stock outstanding during the three and six months ended June 30, 2026.

	For The Three Months Ended June 30,	For The Six Months Ended June 30,
(in millions)	2026	2026
Balance as of beginning of period	158.8	158.7
Common stock issued under employee compensation plans, net	—	0.1
Common stock acquired	—	—
Balance as of end of period	158.8	158.8

Changes in Accumulated Other Comprehensive Loss by Component
The changes in Accumulated other comprehensive loss are provided in the table below.

	Foreign Exchange Translation Adjustment	Pension Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance as of December 31, 2025	$(120)	$(8)	$2	$(127)
Other comprehensive income (loss) before reclassifications	(15)	—	—	(15)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	(15)	—	—	(15)
Balance as of June 30, 2026	$(135)	$(8)	$2	$(142)
Balance as of December 31, 2024	$(218)	$(5)	$10	$(213)
Other comprehensive income (loss) before reclassifications	88	(2)	(37)	49
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	88	(2)	(37)	49
Balance as of June 30, 2025	$(130)	$(7)	$(27)	$(164)
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

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted EPS calculations for the three and six months ended June 30, 2026 and 2025.

(Amounts in millions, except per share amounts)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$134	$99	$239	$239
Less: Net income attributable to noncontrolling interest	15	2	35	8
Net income attributable to Solstice Advanced Materials	$119	$97	$204	$231

Denominator:
Weighted average number of common shares outstanding - basic	158.8	158.7	158.8	158.7
Dilutive effect of stock-based compensation plans	0.6	—	0.6	—
Weighted average number of common shares outstanding - diluted	159.4	158.7	159.3	158.7

Basic EPS	$0.75	$0.61	$1.28	$1.46
Diluted EPS	$0.75	$0.61	$1.28	$1.46
The weighted average potential shares of common stock that were excluded from diluted EPS was less than 0.1 million for both the three and six months ended June 30, 2026 because the effect of including those potential shares was anti-dilutive.
Note 13. Investments
Equity method investments
The total balance of the Company’s equity method investments recorded within Equity method investments in the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 was $174 million and $162 million, respectively.
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
Variable Interest Entities
SinoChem JV (unconsolidated)
The Company owns a 50% interest in a JV with Sinochem Lantian New Materials Co., Ltd. for foam blowing agents. The Company’s variable interest in this JV is primarily related to third-party borrowings of the JV which are guaranteed by the Company. The investment was $110 million and $103 million as of June 30, 2026 and December 31, 2025, respectively. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment.

ConverDyn JV (consolidated)
The Company owns a 50% interest in ConverDyn, which provides uranium hexafluoride conversion and related services to utilities operating nuclear power plants. The Company is the primary beneficiary and consolidates the JV. The following table summarizes the assets and liabilities of the ConverDyn JV included in the Company’s Consolidated Financial Statements (including noncontrolling interests):

	June 30, 2026	December 31, 2025
Current assets	$88	$179
Product loans receivable	314	300
Noncurrent assets	1	2
Total assets	$402	$481
Current liabilities[1]	104	182
Product loans payable	345	336
Noncurrent liabilities	31	33
Total liabilities	$480	$551
_________________
1.Includes related party payables of $73 million and $69 million as of June 30, 2026 and December 31, 2025, respectively. See Note 3 – Related Party Transactions for additional information.
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

	2026	2025
Beginning Balance as of January 1	$56	$53
Accruals for environmental matters deemed probable and reasonably estimable	—	1
Environmental liability payments	(2)	(1)
Ending Balance as of June 30	$54	$53
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
The below table summarizes information about segment revenues, significant segment expenses and other segment items, for each historical period:

	For The Three Months Ended June 30,
	2026		2025
	Refrigerants & Applied Solutions	Electronic & Specialty Materials	Refrigerants & Applied Solutions	Electronic & Specialty Materials
Net sales
Products	$764	$298	$668	$277
Services	86	—	88	—
Total Net sales	850	298	756	277
Less
Cost of products and services sold[1]	556	219	455	216
Selling, general and administrative expenses[2]	42	22	37	17
Research & development expenses	15	10	14	8
Other segment items[3]	(2)	(3)	(2)	(1)
Add
Depreciation	40	14	43	14
Amortization	2	—	3	1
Segment Adjusted EBITDA	$280	$64	$298	$52
__________________
1.Amounts exclude ARO accretion, repositioning charges, and other non-recurring items.
2.Amounts exclude stock-based compensation expense, transaction costs, nonoperating pension expense (income), repositioning charges, and other non-recurring items.
3.Other segment items primarily consisted of gains and losses from segment-related equity-method investments.

	For The Six Months Ended June 30,
	2026		2025
	Refrigerants & Applied Solutions	Electronic & Specialty Materials	Refrigerants & Applied Solutions	Electronic & Specialty Materials
Net sales
Products	$1,398	$579	$1,245	$538
Services	163	—	147	—
Total Net sales	1,561	579	1,392	538
Less
Cost of products and services sold[1]	1,015	429	842	409
Selling, general and administrative expenses[2]	79	41	69	38
Research & development expenses	33	19	27	17
Other segment items[3]	(4)	(5)	(6)	(3)
Add
Depreciation	79	28	79	26
Amortization	6	1	9	2
Segment Adjusted EBITDA	$522	$123	$548	$105
__________________
1.Amounts exclude ARO accretion, repositioning charges, and other non-recurring items.
2.Amounts exclude stock-based compensation expense, transaction costs, nonoperating pension expense (income), repositioning charges, and other non-recurring items.
3.Other segment items primarily consisted of gains and losses from segment-related equity-method investments.
A reconciliation of segment adjusted EBITDA to Net income attributable to Solstice Advanced Materials is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Refrigerants & Applied Solutions	$280	$298	$522	$548
Electronic & Specialty Materials	64	52	123	105
Segment Adjusted EBITDA	$344	$350	$645	$653
Corporate and All Other	(54)	(46)	(106)	(78)
Adjusted EBITDA	$290	$304	$539	$575
Depreciation	(54)	(55)	(107)	(105)
Amortization	(3)	(4)	(10)	(11)
Interest and other financial charges	(23)	(2)	(53)	(3)
Other adjustments[1]	(2)	(7)	—	1
Stock-based compensation expense	(6)	(6)	(11)	(12)
Transaction-related costs	(25)	(30)	(47)	(58)
Income tax expense	(42)	(101)	(73)	(148)
Net income	$134	$99	$239	$239
Less: Net income attributable to noncontrolling interest	15	2	35	8
Net income attributable to Solstice Advanced Materials	$119	$97	$204	$231
__________________
1.Other adjustments primarily consisted of gains and losses from disposal of long-lived assets, remeasurement of foreign currencies, environmental reserves, asset retirement obligations, nonoperating pension expense (income), and certain legal costs, net of recoveries.

	June 30, 2026	December 31, 2025
Total assets reconciliation
Refrigerants & Applied Solutions	$3,427	$3,490
Electronic & Specialty Materials	1,544	1,471
Corporate and All Other	948	712
Total assets	$5,918	$5,673

	For The Six Months Ended June 30,
	2026	2025
Capital expenditures
Refrigerants & Applied Solutions	$103	$89
Electronic & Specialty Materials	77	49
Corporate and All Other	6	—
Total[1]	$186	$138
__________________
1.Unpaid capital expenditure was $83 million as of June 30, 2026.

Note 16. Subsequent Events
The Company evaluated subsequent events for recognition or disclosure through July 30, 2026, the date the Consolidated Financial Statements were available to be issued.
On July 6, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solar Merger Sub One Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub One”), Solar Merger Sub Two LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub Two” and, together with Merger Sub One, the “Merger Subs”), and Element Solutions Inc, a Delaware corporation (“Element Solutions”).
The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, the Company will acquire Element Solutions through the following: (i) first, Merger Sub One will merge with and into Element Solutions (the “First Merger”), with Element Solutions surviving the merger as a wholly-owned subsidiary of the Company (the “Surviving Corporation”), and (ii) immediately following the First Merger, the Surviving Corporation will merge with and into Merger Sub Two (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub Two surviving the Second Merger as a wholly-owned subsidiary of the Company (the “Surviving Company”). The Mergers and the other transactions contemplated by the Merger Agreement are collectively referred to as the “Transactions.” Under the terms of the Merger Agreement, Element Solutions stockholders will receive, for each share of Element Solutions common stock, $10.00 in cash, without interest, and 0.500 shares of Company common stock, plus cash in lieu of any fractional shares of Company common stock.
Consummation of the Mergers is subject to the satisfaction or waiver of certain conditions, including adoption of the Merger Agreement by Element Solutions’ stockholders and approval of the issuance of shares of Company common stock in the Mergers by the Company’s stockholders and receipt of required regulatory approvals. The Merger Agreement may be terminated under certain circumstances, including by either party if the Mergers have not been consummated by July 6, 2027, subject to an automatic extension until January 5, 2028 under certain circumstances for the purposes of obtaining certain regulatory approvals. If the Merger Agreement is terminated under certain specified circumstances, including pursuant to a competing proposal or in the event that Honeywell revokes its consent pursuant to the Tax Matters Agreement entered into between the Company and Honeywell, or otherwise seeks to prohibit the Mergers, the Company may be required to pay Element Solutions a termination fee of

$385.0 million or $513 million. If the Merger Agreement is terminated under certain specified circumstances, Element Solutions may be required to pay the Company a termination fee of $376.0 million.
In connection with entering into the Merger Agreement, the Company entered into a commitment letter (the “Commitment Letter”), dated as of July 6, 2026, with Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC (together, the “Commitment Parties”), pursuant to which, among other things, the Commitment Parties agreed to provide a first lien senior secured 364-day bridge term loan credit facility in an aggregate principal amount of up to $4.685 billion (the “Bridge Facility”). The Bridge Facility has been syndicated to a group of lenders consisting of a majority of the Company’s existing lenders under the Revolving Credit Facility. The Commitment Letter also provides for a $1.0 billion backstop senior secured revolving credit facility (the “Backstop Revolving Facility” and together with the Bridge Facility, the “Facilities”), which will only be established in the event that a proposed amendment to the Company’s Credit Agreement to permit the Bridge Facility does not become effective on or prior to the closing of the Transactions. Subsequent to June 30, 2026, such amendment to the Credit Agreement became effective, as described below, and, as a result, the Backstop Revolving Facility will not be established.
The Bridge Commitment Letter also contemplates that the Company will seek to obtain permanent financing in the form of a senior secured term loan B facility and unsecured notes in public or private offering(s) prior to the closing of the Transactions (collectively, the “Permanent Financing”). The Bridge Facility is intended to be available to the Company to finance, together with other sources of funds, the acquisition, the refinancing of certain existing indebtedness of Element Solutions and related fees and expenses in connection with the Transactions, in the event that the Company has not obtained the Permanent Financing on or prior to the closing of the Transactions. Commitments under the Bridge Facility will be reduced by the amount of any Permanent Financing as well as certain other events. The receipt of financing by the Company is not a condition to the Company’s obligation to consummate the Transactions.
The Facilities are subject to customary conditions precedent to funding, including the consummation of the Transactions in all material respects in accordance with the terms of the Merger Agreement and other customary funding conditions for facilities of this type, and contain customary representations, warranties, covenants and indemnification provisions for transactions of this nature.
The transaction was unanimously approved by the respective Boards of Directors of both companies and is expected to close in the first half of 2027, subject to customary closing conditions, including receipt of required regulatory approvals and approval by the Company’s shareowners and Element Solutions’ stockholders.
On July 24, 2026, the Company entered into an amendment to the Credit Agreement to allow, among other things, for the provision of $4.685 billion in bridge financing to the Company and certain other transactions in connection with the Merger Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Solstice Advanced Materials Inc. and its consolidated subsidiaries (“Solstice,” “Solstice Advanced Materials,” “we,” “us,” “our,” or the “Company”) for the three and six months ended June 30, 2026. The financial information as of June 30, 2026 should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2025, contained in our 2025 Annual Report on Form 10-K.
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
The Company serves over 3,000 customers across a wide range of end markets in approximately 120 countries and territories. Our global presence included 20 manufacturing sites and four standalone research and development (“R&D”) sites as of June 30, 2026.
Proposed Acquisition of Element Solutions Inc
On July 6, 2026, Solstice entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Element Solutions Inc (“Element Solutions”) in a cash-and-stock transaction pursuant to which Element Solutions stockholders will receive, for each share of Element Solutions common stock, $10.00 in cash and 0.500 shares of Solstice common stock. The transactions contemplated pursuant to the Merger Agreement are referred to as the “Transactions”.
In connection with entering into the Merger Agreement, Solstice entered into a commitment letter providing among other things, financing for the Transactions in the form of an initial $4.685 billion bridge commitment from Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC. Solstice intends to obtain permanent debt financing in the form of a senior secured term loan B facility and unsecured notes in public or private offering(s) prior to the closing of the Transactions. Solstice intends to use any such financing in addition to cash from its balance sheet to fund the cash consideration payable at closing of the Transactions. The receipt of financing by Solstice is not a condition to Solstice’s obligation to consummate the Transactions.
See Note 16 – Subsequent Events for additional information regarding the Transactions.

Organization Information
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
The Company classifies certain expenses related to the Spin-off, as well as related to potential or completed acquisitions and divestitures (if any) as Transaction-related costs in the Consolidated Statements of Operations. The Transaction-related costs related to the Spin-off include one-time and non-recurring expenses associated with the separation and stand-up of functions required to operate as a standalone public entity. These non-recurring costs primarily relate to legal, accounting, consulting and other professional service fees, system implementation costs, business and facilities separation, marketing development related to our brand and other matters.
In connection with the Spin-off from Honeywell, Solstice entered into a Tax Matters Agreement with Honeywell. If the Merger Agreement is terminated under certain specified circumstances, including pursuant to a competing proposal or in the event that Honeywell revokes its consent pursuant to the Tax Matters Agreement entered into between the Company and Honeywell, or otherwise seeks to prohibit the Mergers, the Company may be required to pay Element Solutions a termination fee of $385.0 million or $513 million. If the Merger Agreement is terminated under certain specified circumstances, Element Solutions may be required to pay the Company a termination fee of $376.0 million.
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

RESULTS OF OPERATIONS
Income Statement
For the three months ended June 30, 2026 compared with the three months ended June 30, 2025

	For The Three Months Ended June 30,		Percentage of Net Sales For The Three Months Ended June 30,		Percentage Change
(dollars in millions)	2026	2025	2026	2025	2026 vs. 2025
Net sales	$1,148	$1,033	100%	100%	11%
Cost, expenses and other
Total cost of products and services sold	778	671	68%	65%	16%
Gross profit	370	361	32%	35%	2%
Research and development expenses	25	23	2%	2%	11%
Selling, general and administrative expenses	123	105	11%	10%	17%
Transaction-related costs	25	30	2%	3%	(18)%
Other expense (income)	(2)	2	—%	—%	(222)%
Interest and other financial charges	23	2	2%	—%	NM
Total costs, expenses and other	972	833	85%	81%	17%
Income before taxes	176	199	15%	19%	(12)%
Income tax expense	42	101	4%	10%	(59)%
Effective tax rate	23.7%	50.5%	NM	NM	(27)%
Net income	134	99	12%	10%	36%
Less: Net income attributable to noncontrolling interest	15	2	1%	—%	697%
Net income attributable to Solstice Advanced Materials	$119	$97	10%	9%	23%
______________
NM - not meaningful
Net Sales
The following table sets forth the factors contributing to year-over-year changes in our net sales for the three months ended June 30, 2026.

For The Three Months Ended June 30,
Change in net sales from prior period	2026 vs. 2025
Volume	7.0%
Price	3.6%
Foreign currency translation	0.6%
Total % change in net sales	11.2%
A discussion of Net sales by reportable segment can be found under the “Segment Results” section within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Net sales increased by $115 million or 11% primarily due to volume growth of $58 million and favorable pricing of $31 million in the RAS segment, as well as volume growth of $14 million and favorable pricing of $6 million in the ESM segment.
Cost of product and services sold increased by $107 million or 16% primarily driven by volume increases and inflation in raw materials in the RAS segment.
Research and development expenses increased by $2 million or 11% driven by continued investment in innovation across the portfolio of offerings such as Spectra Y and next-generation molecules; Selling, general and administrative expenses increased by $18 million or 17% driven by an increase in employee-related expenses, primarily in connection with additional headcount necessary to operate as an independent public company; Transaction-related costs decreased by $6 million or 18% driven by a decrease in professional advisory services fees incurred after the Spin-off, partially offset by expenses incurred in connection with potential strategic transactions; Other expense (income) had a favorable change of $4 million driven primarily by lower foreign currency losses in the current period compared to the prior period; and Interest and other financial charges increased by $22 million driven by the issuance of debt in connection with the Spin-off in the second half of 2025.
Income tax expense decreased by $59 million. The effective tax rate in 2026 was lower than the effective tax rate in 2025 as a result of nondeductible transaction costs and incremental frictional tax costs related to the Spin-off from Honeywell in the prior-year period. See Note 5 – Income Taxes of the Notes to the Consolidated Financial Statements for additional information on the effective tax rate.
For the six months ended June 30, 2026 compared with the six months ended June 30, 2025

	For The Six Months Ended June 30,		Percentage of Net Sales For The Six Months Ended June 30,		Percentage Change
(dollars in millions)	2026	2025	2026	2025	2026 vs. 2025
Net sales	$2,139	$1,930	100%	100%	11%
Cost, expenses and other
Total cost of products and services sold	1,453	1,248	68%	65%	16%
Gross profit	687	682	32%	35%	1%
Research and development expenses	53	45	2%	2%	18%
Selling, general and administrative expenses	230	198	11%	10%	16%
Transaction-related costs	47	58	2%	3%	(18)%
Other expense (income)	(9)	(9)	—%	—%	1%
Interest and other financial charges	53	3	2%	—%	NM
Total costs, expenses and other	1,827	1,543	85%	80%	18%
Income before taxes	312	387	15%	20%	(19)%
Income tax expense	73	148	3%	8%	(51)%
Effective tax rate	23.5%	38.2%	NM	NM	(15)%
Net income	239	239	11%	12%	—%
Less: Net income attributable to noncontrolling interest	35	8	2%	—%	340%
Net income attributable to Solstice Advanced Materials	$204	$231	10%	12%	(12)%
______________
NM - not meaningful

Net Sales
The following table sets forth the factors contributing to year-over-year changes in our net sales for the six months ended June 30, 2026.

For The Six Months Ended June 30,
Change in net sales from prior period	2026 vs. 2025
Volume	6.2%
Price	3.0%
Foreign currency translation	1.6%
Total % change in net sales	10.8%
A discussion of Net sales by reportable segment can be found under the “Segment Results” section within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Net sales increased by $209 million or 11% primarily due to volume growth of $95 million, favorable pricing of $52 million and favorable foreign currency impacts of $22 million in the RAS segment, as well as volume growth of $26 million, favorable foreign currency impacts of $9 million and favorable pricing of $6 million in the ESM segment.
Cost of product and services sold increased by $205 million or 16% primarily driven by volume increases and inflation in raw materials in both the RAS and ESM segments.
Research and development expenses increased by $8 million or 18% driven by continued investment in innovation across the portfolio of offerings such as Spectra Y and next-generation molecules; Selling, general and administrative expenses increased by $32 million or 16% driven by an increase in employee-related expenses, primarily in connection with additional headcount necessary to operate as an independent public company; Transaction-related costs decreased by $11 million or 18% driven by a decrease in professional advisory services fees incurred after the Spin-off, partially offset by expenses incurred in connection with potential strategic transactions; Other expense (income) remained relatively flat; and Interest and other financial charges increased by $50 million driven by the issuance of debt in connection with the Spin-off in the second half of 2025.
Income tax expense decreased by $75 million. The effective tax rate in 2026 was lower than the effective tax rate in 2025 as a result of nondeductible transaction costs and incremental frictional tax costs related to the Spin-off from Honeywell in the prior-year period. See Note 5 – Income Taxes of the Notes to the Consolidated Financial Statements for additional information on the effective tax rate.
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

Refrigerants & Applied Solutions
Net Sales
The following sets forth the net sales for our RAS segment for the three months ended June 30, 2026 and 2025.

RAS Net Sales (in millions)
$1,000
$750
$500
$250
$—
$850
$73
$125
$180
$473
$756
$59
$98
$181
$418
2026
2025
Refrigerants
Building Solutions and Intermediates
Nuclear
Healthcare Packaging

The following sets forth the net sales for our RAS segment for the six months ended June 30, 2026 and 2025.

RAS Net Sales (in millions)
$2,000
$1,500
$1,000
$500
$—
$1,561
$120
$231
$348
$862
$1,392
$102
$182
$364
$744
2026
2025
Refrigerants
Building Solutions and Intermediates
Nuclear
Healthcare Packaging

The following table sets forth the net sales, Segment Adjusted EBITDA, and Segment Adjusted EBITDA margin amounts for our RAS segment for the three and six months ended June 30, 2026 and 2025.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Net sales	$850	$756	$1,561	$1,392
Segment Adjusted EBITDA	280	298	522	548
Segment Adjusted EBITDA margin	32.9%	39.4%	33.5%	39.4%
The following table sets forth the reported and organic net sales growth in our RAS segment’s net sales for the three and six months ended June 30, 2026 compared with the prior year periods.

	For The Three Months Ended June 30,	For The Six Months Ended June 30,
	2026 vs. 2025	2026 vs. 2025
Total % change in net sales	12.5%	12.1%
Foreign currency translation	(0.7)%	(1.5)%
Acquisitions, divestitures and other, net	—%	—%
Organic sales percentage(1)	11.8%	10.6%
______________
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for definition of Organic sales percentage.

For the three months ended June 30, 2026 compared with the three months ended June 30, 2025
RAS net sales increased by $94 million or 13% primarily driven by volume growth of $58 million, mainly as a result of the ongoing transition to LGWP refrigerants and volume increases in nuclear. Favorable pricing of $31 million also contributed to the increase, primarily driven by higher pricing in the stationary end market.
Segment Adjusted EBITDA decreased by $18 million or 6% and Segment Adjusted EBITDA margin decreased 6% primarily driven by timing of current year plant turnaround activity and production incentive credits in the prior year. These decreases were partially offset by volume growth and favorable pricing.
For the six months ended June 30, 2026 compared with the six months ended June 30, 2025
RAS net sales increased by $169 million or 12% primarily driven by volume growth of $95 million, mainly as a result of the ongoing transition to LGWP refrigerants and volume increases in nuclear. Favorable pricing of $52 million, primarily driven by higher pricing in the stationary end market, and favorable currency translation impacts on net sales of $22 million also contributed to the increase.
Segment Adjusted EBITDA decreased by $26 million or 5% and Segment Adjusted EBITDA margin decreased 6% primarily driven by inflation of raw material costs and higher R&D expenses.
Electronic & Specialty Materials
Net Sales
The following sets forth the net sales for our ESM segment for the three months ended June 30, 2026 and 2025.

ESM Net Sales (in millions)
$400
$300
$200
$100
$—
$298
$43
$119
$135
$277
$41
$104
$132
2026
2025
Research and Performance Chemicals
Electronic Materials
Safety and Defense Solutions

The following sets forth the net sales for our ESM segment for the six months ended June 30, 2026 and 2025.

ESM Net Sales (in millions)
$800
$600
$400
$200
$—
$579
$94
$228
$257
$538
$91
$194
$253
2026
2025
Research and Performance Chemicals
Electronic Materials
Safety and Defense Solutions

The following table sets forth the net sales, Segment Adjusted EBITDA, and Segment Adjusted EBITDA margin amounts for our ESM segment for the three and six months ended June 30, 2026 and 2025.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Net sales	$298	$277	$579	$538
Segment Adjusted EBITDA	64	52	123	105
Segment Adjusted EBITDA margin	21.6%	18.8%	21.2%	19.5%
The following table sets forth the reported and organic net sales growth in our ESM segment’s net sales for the three and six months ended June 30, 2026 compared with the prior year periods.

	For The Three Months Ended June 30,	For The Six Months Ended June 30,
	2026 vs. 2025	2026 vs. 2025
Total % change in net sales	7.7%	7.6%
Foreign currency translation	(0.4)%	(1.7)%
Acquisitions, divestitures and other, net	—%	—%
Organic sales percentage(1)	7.3%	5.9%
_____________
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for definition of Organic sales percentage.

For the three months ended June 30, 2026 compared with the three months ended June 30, 2025
ESM net sales increased by $21 million or 8%. The increase was primarily driven by volume growth of $14 million, mainly due to volume increases in electronic materials related to stronger memory demand in the semiconductor end market. Favorable pricing of $6 million also contributed to the increase.
Segment Adjusted EBITDA increased by $12 million or 24% and Segment Adjusted EBITDA margin increased 3% primarily driven by volume growth in Electronic Materials and productivity.
For the six months ended June 30, 2026 compared with the six months ended June 30, 2025
ESM net sales increased by $41 million or 8%. The increase was primarily driven by volume growth of $26 million, mainly due to volume increases in electronic materials related to stronger memory demand in the semiconductor end market. Favorable currency translation impacts on net sales of $9 million and favorable pricing of $6 million also contributed to the increase.
Segment Adjusted EBITDA increased by $18 million or 17% and Segment Adjusted EBITDA margin increased 2% primarily driven by volume growth in Electronic Materials, improved pricing, and productivity.
Corporate and All Other
Corporate and All Other costs increased by $8 million or 18% and $28 million or 36% for the three and six months ended June 30, 2026 compared to the prior year periods, respectively, due to an increase in selling, general and administrative expenses, primarily due to higher employee-related expenses as a result of additional headcount necessary to operate as an independent public company.
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

	For The Three Months Ended June 30,	For The Six Months Ended June 30,
	2026 vs. 2025	2026 vs. 2025
Total % change in net sales	11.2%	10.8%
Foreign currency translation	(0.6)%	(1.6)%
Acquisitions, divestitures and other, net	—%	—%
Organic sales percentage	10.6%	9.2%

Adjusted EBITDA and Adjusted EBITDA margin: The Company defines Adjusted EBITDA as net income excluding income taxes, depreciation, amortization, interest and other financial charges, remeasurement of foreign currencies, stock-based compensation expense, nonoperating pension expense (income), transaction-related costs, repositioning charges, asset retirement obligations accretion, asset impairment charges, litigation costs and insurance settlements (net of recoveries), gains and losses on disposal of assets, and certain other items that are otherwise of an unusual or non-recurring nature. The Company defines Adjusted EBITDA margin as Adjusted EBITDA divided by Net sales. We believe these measures are useful to investors as they provide greater transparency with respect to supplemental information used by management in its financial and operational decision making, as well as understanding ongoing operating trends. The table below reconciles Net income, the most directly comparable U.S. GAAP measure, to the Company’s non-GAAP measure of Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025.

	For The Three Months Ended June 30,
	2026		2025
(Dollars in millions)	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Net income attributable to Solstice Advanced Materials (GAAP)	$119	10%	$97	9%
Net income attributable to noncontrolling interest	15	1%	2	—%
Net income (GAAP)	$134	12%	$99	10%
Depreciation	54	5%	55	5%
Amortization	3	—%	4	—%
Interest and other financial charges	23	2%	2	—%
Other adjustments(1)	2	—%	7	1%
Stock-based compensation expense	6	1%	6	1%
Transaction-related costs	25	2%	30	3%
Income tax expense	42	4%	101	10%
Adjusted EBITDA (Non-GAAP)	$290	25%	$304	29%
Net sales	$1,148		$1,033
Adjusted EBITDA margin (Non-GAAP)	25.3%		29.5%
__________________
1.Other adjustments primarily consisted of gains and losses from disposal of long-lived assets, remeasurement of foreign currencies, environmental reserves, asset retirement obligations, nonoperating pension expense (income), and certain legal costs, net of recoveries.

	For The Six Months Ended June 30,
	2026		2025
(Dollars in millions)	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Net income attributable to Solstice Advanced Materials (GAAP)	$204	10%	$231	12%
Net income attributable to noncontrolling interest	35	2%	8	—%
Net income (GAAP)	$239	11%	$239	12%
Depreciation	107	5%	105	5%
Amortization	10	—%	11	1%
Interest and other financial charges	53	2%	3	—%
Other adjustments(1)	—	—%	(1)	—%
Stock-based compensation expense	11	1%	12	1%
Transaction-related costs	47	2%	58	3%
Income tax expense	73	3%	148	8%
Adjusted EBITDA (Non-GAAP)	$539	25%	$575	30%
Net sales	$2,139		$1,930
Adjusted EBITDA margin (Non-GAAP)	25.2%		29.8%
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
In connection with the Spin-off, we entered into certain third-party debt arrangements, as described below, and as of October 30, 2025, we no longer participate in Honeywell’s centralized cash management program. Our liquidity after the Spin-off depends on our operating cash flows, available cash balances, access to our credit facilities and our ability to access capital markets. We believe that our existing cash and cash equivalents, combined with our expected operating cash flows and available credit facilities (as discussed below) will be sufficient to meet our anticipated cash needs for at least the next 12 months. We expect to incur additional debt in connection with the Transactions, as described below.
Financing Relating to the Proposed Acquisition of Element Solutions
In connection with entering into the Merger Agreement, the Company entered into a commitment letter (the “Commitment Letter”), dated as of July 6, 2026, with Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC (together, the “Commitment Parties”), pursuant to which, among other things, the Commitment Parties agreed to provide a first lien senior secured 364-day bridge term loan credit facility in an aggregate principal amount of up to $4.685 billion (the “Bridge Facility”). The Bridge Facility has been syndicated to a group of lenders consisting of a majority of the Company’s existing lenders under the Revolving Credit Facility. The Commitment Letter also provides for a $1.0 billion backstop senior secured revolving credit facility (the “Backstop Revolving Facility” and together with the Bridge Facility, the “Facilities”), which will only be established in the event that a proposed amendment to the Company’s Credit Agreement to permit the Bridge Facility does not become effective on or prior to the closing of the Transactions. On July 24, 2026, the Company entered into an amendment to the Credit Agreement to allow, among other things, for the provision of $4.685 billion in bridge financing to the Company and certain other transactions in connection with the Merger Agreement. As a result, the Backstop Revolving Facility will not be established.
The Bridge Commitment Letter also contemplates that the Company will seek to obtain permanent financing in the form of a senior secured term loan B facility and unsecured notes in public or private offering(s) prior to the closing of the Transactions (collectively, the “Permanent Financing”). The Bridge Facility is intended to be available to the Company to finance, together with other sources of funds, the acquisition, the refinancing of certain existing indebtedness of Element Solutions and related fees and expenses in connection with the Transactions, in the event that the Company has not obtained the Permanent Financing on or prior to the closing of the Transactions. Commitments under the Bridge Facility will be reduced by the amount of any Permanent Financing as well as certain other events. The receipt of financing by the Company is not a condition to the Company’s obligation to consummate the Transactions.
The Facilities are subject to customary conditions precedent to funding, including the consummation of the Transactions in all material respects in accordance with the terms of the Merger Agreement and other customary funding conditions for facilities of this type, and contain customary representations, warranties, covenants and indemnification provisions for transactions of this nature.
Dividends
On July 17, 2026, the Company announced that the Board of Directors declared a quarterly dividend of $0.075 per share of common stock outstanding, payable on September 10, 2026, to shareowners of record as of August 27, 2026. The Company currently expects to continue returning cash to shareowners through quarterly dividends, although payment of dividends remains subject to determination and declaration by the Board of Directors and there can be no assurance that the Company will continue to pay any dividends.
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
Senior Credit Facilities
On October 29, 2025, the Company entered into a credit agreement (as amended, the “Credit Agreement”), which provides for (i) a seven-year senior secured first-lien term B loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”) and (ii) a five-year senior secured first-lien revolving credit facility with aggregate commitments of $1.0 billion (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”).
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
The Company may voluntarily prepay borrowings under the Credit Agreement without premium or penalty, subject to customary “breakage” costs with respect to SOFR loans. The Company may also reduce the commitments under the Revolving Credit Facility, in whole or in part, in each case, subject to certain minimum amounts and increments.
As of June 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility, the interest rate on the Term Loan Facility was 5.41%, and there were $276 million of unused letters of credit issued under the Sidecar LC Facilities.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. In addition, the Credit Agreement also contains financial covenants for the benefit of the lenders under the Revolving Credit Facility requiring the maintenance of certain financial ratios (as set forth in the Credit Agreement). As of June 30, 2026, the Company was in compliance with all of the financial covenants required by the Credit Agreement.
On July 24, 2026, the Company entered into an amendment to the Credit Agreement to allow, among other things, for the provision of $4.685 billion in bridge financing to the Company and certain other transactions in connection with the Merger Agreement.
See Note 8 – Debt of the Notes to the Consolidated Financial Statements for additional information regarding our debt obligations.

Cash Flows
Summarized cash flow information for the six months ended June 30, 2026 and 2025 is as follows:

	For The Six Months Ended June 30,
(Dollars in millions)	2026	2025
Net cash provided by operating activities	$461	$310
Net cash used for investing activities	$(215)	$(118)
Net cash used for financing activities	$(31)	$(12)
Operating Activities
Net cash provided by operating activities was $461 million for the six months ended June 30, 2026 compared to $310 million in the prior-year period. The increase was due to greater working capital inflow, primarily driven by inventory reduction, primarily in the RAS segment.
Investing Activities
Net cash used for investing activities was $215 million for the six months ended June 30, 2026 compared to $118 million in the prior-year period. The increase was driven by higher capital expenditures, primarily from the expansion of manufacturing facilities within our ESM segment, and the impact in the prior year of proceeds from the sale of certain assets.
Financing Activities
Net cash used for financing activities was $31 million for the six months ended June 30, 2026 compared to $12 million in the prior-year period. The increase was driven by dividend payments to shareowners of $24 million, partially offset by the absence of net transfers to Honeywell in the current period compared to the prior-year period.
Cash and Cash Requirements
Summary
As of June 30, 2026 and December 31, 2025, our cash and cash equivalents totaled $750 million and $534 million, respectively. We believe that we have sufficient liquidity based on our current cash position, expected operating cash flows and availability under our Credit Facilities to meet our expected payments related to our cash requirements for at least the next 12 months.
Cash and Cash Equivalents Held by Foreign Subsidiaries
Cash and cash equivalents held by Solstice Advanced Materials’ foreign subsidiaries were $485 million and $363 million as of June 30, 2026 and December 31, 2025, respectively.
Capital Expenditures
Our capital expenditures primarily consist of continuing investments to maintain the safety and reliability of our existing operations, additional investments in new and existing facilities to support new production introduction and capacity expansion to grow our business. For the six months ended June 30, 2026 and 2025, our capital expenditures incurred were $186 million and $138 million, respectively. The increase was primarily driven by projects to support new products and solutions for our electronic materials and advanced fiber offerings. For the year ending December 31, 2026, we expect that our capital expenditures will be between $420 million and $440 million.
Credit Support
Following the Spin-off, Honeywell had agreed to provide us support through certain parent company performance guarantees that would remain in place during a transition period of up to 24 months and as guarantor of or obligor for certain letters of credit and other credit support instruments that were issued on our behalf during a transition period of up to 12 months. Effective the second quarter of 2026, we no longer require credit support from Honeywell for letters of credit and other credit support instruments.

Supply Chain Financing
We maintain agreements with unaffiliated third-party financial institutions that offer voluntary supply chain financing (“SCF”) programs to our suppliers. The SCF programs enable suppliers, at their sole discretion, to sell their receivables to third-party financial institutions in order to receive payment on receivables earlier than the negotiated commercial terms between us and our suppliers. We had $118 million and $98 million outstanding obligations related to our SCF programs as of June 30, 2026 and December 31, 2025, respectively.
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
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and six months ended June 30, 2026 to the items disclosed as critical accounting estimates in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business and financial results are affected by fluctuations in world financial markets, including the impacts of foreign currency exchange rates and interest rate movements. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. Market risks have not materially changed from those disclosed under Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Solstice’s management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026 to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended June 30, 2026, as part of the process of replacing certain services previously provided pursuant to the Transition Service Agreement with Honeywell, we completed the migration to a new instance of our enterprise resource planning (“ERP”) system on cloud based infrastructure, replacing the prior ERP system instance which was managed by Honeywell. In connection with this transition, we will continue to monitor the impact of the implementation on our processes, procedures, and internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to a number of lawsuits, investigations, disputes and claims (some of which involve substantial amounts) arising out of the conduct of our business, including matters relating to commercial transactions, intellectual property and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. See Note 14 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements for a discussion of environmental and other litigation matters.
ITEM 1A. RISK FACTORS
Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors presented in our 2025 Annual Report on Form 10-K under Part I. Item 1A. “Risk Factors.” For further discussion of our risk factors, refer to Part I, Item 1A. “Risk Factors” in our 2025 Annual Report on Form 10-K. Any of these factors could materially adverse effect our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Risks Relating to the Pending Mergers with Element Solutions

Solstice shareowners as of immediately prior to the Mergers will have reduced ownership in the combined company and less influence over management.

We anticipate issuing approximately 126,000,000 shares of common stock pursuant to the Merger Agreement. The actual number of shares of common stock to be issued pursuant to the Merger Agreement will be determined at the closing of the Mergers based on the number of shares of Element Solutions common stock outstanding immediately prior to the First Merger. The issuance of these new shares could have the effect of depressing the market price of our common stock, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of our common stock to decline or increase at a reduced rate.

Immediately after the closing of the Mergers, it is expected that Solstice shareowners as of immediately prior to the Mergers will own approximately 56%, and Element Solutions shareowners as of immediately prior to the Mergers will own approximately 44%, of the issued and outstanding shares of Solstice common stock, in each case calculated based on the fully diluted market capitalizations of Solstice and Element Solutions as of the date of signing of the Merger Agreement. As a result, current Solstice shareowners will have less influence on the management and policies of the combined company than they currently have on the management and policies of Solstice.

The Mergers may not be completed and the Merger Agreement may be terminated in accordance with its terms.

The Mergers are subject to a number of conditions that must be satisfied or waived prior to the closing of the Mergers, including, among other things, (i) the receipt of regulatory approvals, (ii) the absence of any legal restraint in effect that would prevent, make illegal, enjoin or prohibit the consummation of the Mergers, (iii) the accuracy of the representations and warranties made as of the date the Merger Agreement was entered into and as of the date the Mergers are completed, subject to customary materiality “bring down” standards, and (iv) the performance by all parties to the Merger Agreement in all material respects of all obligations required to be performed at or prior to closing. These conditions to the consummation of the Mergers may not be satisfied or waived in a timely manner or at all, and, accordingly, the Mergers may be delayed or may not be completed.

In addition, if the First Merger is not completed by July 6, 2027 (subject to automatic extension to the extent the only conditions not satisfied are those related to certain regulatory approvals or the absence of a legal restraint prohibiting the closing), either Solstice or Element Solutions may choose not to proceed with the Mergers by terminating the Merger Agreement, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval. In addition, Solstice and Element Solutions may elect to terminate the Merger Agreement in certain other circumstances, including, among other things, (i) failing to cure the breach of a representation, warranty or covenant without which a closing condition would not be satisfied, or (ii) a final and non-appealable legal restraint enjoining or otherwise prohibiting the consummation of the Mergers.

The Merger Agreement limits the ability of Solstice to pursue alternatives to the Mergers, may discourage other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require Solstice to pay Element Solutions a termination fee.

The Merger Agreement contains provisions that may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of Solstice from considering or submitting to Solstice a competing proposal that might result in greater value to its shareowners than the Mergers, or may result in a potential acquirer of Solstice proposing to pay a lower price per share to acquire Solstice than it might otherwise have proposed to pay. These provisions include a general prohibition on Solstice from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by Solstice’s board of directors entering into discussions with any third party regarding any competing proposal or offer for a competing transaction. The Merger Agreement further provides that under specified circumstances, which could arise either pursuant to a competing proposal or where Honeywell revokes its consent pursuant to the terms of a Tax Matters Agreement entered into between Solstice and Honeywell or otherwise seeks to prohibit the Mergers, Solstice may be required to pay Element Solutions a termination fee of either $385,000,000 or $513,000,000.

Failure to complete the Mergers, or a delay in the closing of the Mergers, could negatively impact our business, results of operations, financial condition and stock price.

The Merger Agreement is subject to a number of conditions that must be fulfilled to complete the Mergers. Those conditions include, among others, the approval by our shareowners of the share issuance proposal, the approval by Element Solutions stockholders of the merger proposal and certain regulatory approvals. A number of the conditions are not within our control, including Element Solutions’ stockholder approval, and may prevent, delay or otherwise materially adversely affect the closing of the Mergers. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise, and we cannot assure our shareowners that we will be able to timely complete the Mergers as currently contemplated under the Merger Agreement or at all. Our business, results of operations, financial condition or stock price could be adversely affected, potentially in a material way, by the failure to complete the Mergers, or by a delay in the closing of the Mergers, and we may suffer consequences that could adversely affect our business, results of operations, financial condition and stock price, including the following:
•we may not realize any or all of the potential benefits of the Mergers, including any synergies that could result from combining our financial and business resources with those of Element Solutions;
•the costs of achieving synergies may be more than we have anticipated and we may not realize all of the potential benefits of such synergies;
•matters relating to the Mergers will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company;
•we have incurred and will incur further substantial expenses in connection with the Mergers, including financial advisory, legal, accounting, consulting and other advisory fees, severance/retention employee benefit-related costs and other regulatory fees and other costs relating to the Mergers regardless of whether the Mergers are completed;
•we may be subject to legal proceedings related to the potential delay of, or failure to complete, the Mergers; we may experience disruptions to our business resulting from the pendency of the Mergers, including adverse changes in relationships with, or loss of, customers, business partners and employees, which may not be reversible and may continue or even intensify in the event the Mergers are delayed or not completed;
•we may experience negative reactions to the Mergers, including if the Mergers are not completed, from the financial markets, including negative impacts on the market price of our common stock; and
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if not subject to these restrictions.

We will incur substantial transaction and integration-related costs in connection with the Mergers.

We have incurred significant financial advisory, legal, accounting, consulting and other advisory fees and other regulatory fees and other costs relating to the Mergers. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Mergers. If there is any delay in the consummation of the Mergers, these costs could increase significantly. We also will incur significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Mergers and the integration of the two companies’ businesses.

Litigation relating to the Mergers, if any, could result in an injunction preventing the closing of the Mergers and/or substantial costs to Solstice and Element Solutions.

Securities and fiduciary lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Merger Agreement. Even if such lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

The failure to integrate the businesses and operations of Solstice and Element Solutions successfully in the expected time frame may adversely affect the future results of the combined company.

We and Element Solutions have operated and, until the closing of the Mergers, will continue to operate independently. Following the closing of the Mergers, our respective businesses may not be integrated successfully. It is possible that the integration process could result in the loss of our key employees or key Element Solutions employees, the loss of customers, suppliers, vendors or other business counterparties, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with and following the closing of the Mergers or higher-than-expected integration costs and an overall post-closing integration process that takes longer than originally anticipated. Specifically, the following challenges, among others, must be addressed in integrating the operations of Solstice and Element Solutions in order to realize the anticipated benefits of the Mergers:
•combining the companies’ operations and corporate functions and the resulting difficulties associated with managing a larger, more complex, diversified business;
•combining the businesses of Solstice and Element Solutions in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the Mergers;
•developing and managing new product lines;
•avoiding delays in connection with the Mergers or the integration process;
•integrating personnel from the two companies and minimizing the loss of key employees;
•identifying and eliminating redundant functions and assets;

•harmonizing the companies’ operating practices, employee development and compensation programs, internal controls, compliance and other policies, procedures and processes;
•maintaining existing agreements with customers, suppliers, vendors and other business counterparties and avoiding delays in entering into new agreements with prospective customers, suppliers, vendors and other business counterparties;
•coordinating geographically separate organizations; and
•addressing possible differences in business backgrounds, corporate cultures and management philosophies.

Certain of these factors will be outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and other adverse impacts, which could materially affect the combined company’s financial position, results of operations and cash flows. If the combined company is unable to achieve the anticipated benefits of the Mergers within the anticipated time frame, or at all, the anticipated benefits, including synergies, cost savings, innovation opportunities and operational efficiencies, may not be realized fully or at all, or may take longer to realize than expected, and the value of the combined company’s common stock may decline.
In addition, at times, the attention of certain members of management and other resources may be focused on the closing of the Mergers and the integration of the businesses and as such diverted from day-to-day business operations or other opportunities that may be beneficial to us, which may disrupt our ongoing operations and the operations of the combined company.

The Mergers may result in a loss of customers, distributors, service providers, suppliers, vendors and other business counterparties and may result in the termination of existing contracts.

Following the Mergers, some of our and Element Solutions’ customers, distributors, service providers, suppliers, vendors and other business counterparties may terminate or scale back their current or prospective business relationships with the combined company. In addition, we and Element Solutions have contracts with customers, distributors, service providers, suppliers, vendors and other business counterparties that may require us or Element Solutions to obtain consents from these other parties in connection with the Mergers, which may not be obtained on favorable terms or at all. If relationships with customers, distributors, service providers, suppliers, vendors or other business counterparties are adversely affected by the Mergers, or if the combined company loses the benefits of our and Element Solutions’ contracts of Solstice, the business, financial condition, cash flows or results of operations of the combined company could be materially and adversely affected.

The indebtedness of the combined company following consummation of the Mergers will be substantially greater than Solstice’s indebtedness on a standalone basis existing prior to the announcement of the Merger Agreement. The indebtedness of the combined company could adversely affect its business flexibility.

As of June 30, 2026, Solstice had approximately $2.0 billion of outstanding indebtedness. As of June 30, 2026, Element Solutions had approximately $2.1 billion of outstanding indebtedness, consisting primarily of amounts outstanding under the Element Solutions senior secured term loans B-3 of $1.3 billion maturing in 2030, $50 million outstanding under a revolving credit facility maturing in 2031 and $797 million of senior notes maturing in 2028. In connection with the Mergers, Solstice entered into the Bridge Commitment Letter pursuant to which, among other things, the commitment parties have committed to provide Solstice with the Bridge Facility. The Bridge Commitment Letter also contemplates that Solstice will seek to obtain Permanent Financing, which is expected to consist of indebtedness in an aggregate principal amount of approximately $4.7 billion, consisting of (i) a senior secured term loan facility in an aggregate principal amount of approximately $1.5 billion and (ii) senior unsecured notes in an aggregate principal amount of approximately $3.2 billion. However, there can be no assurance that Solstice will be able to obtain the Permanent Financing on terms acceptable to Solstice or at all, and prevailing market conditions, Solstice’s financial condition and credit ratings and other factors may adversely affect Solstice’s ability to obtain such financing. If Solstice obtains the Permanent Financing on or prior to the closing of the mergers, commitments under the Bridge Facility will be correspondingly reduced. However, if Solstice has not obtained the Permanent Financing on or prior to the closing of the mergers, Solstice expects to draw on the Bridge

Facility to finance, together with other sources of funds, the acquisition, the refinancing of certain existing indebtedness of Element Solutions and related fees and expenses in connection with the transactions. We estimate that the pro forma indebtedness of the combined company, assuming the closing of the Mergers had occurred on June 30, 2026, would have been approximately $7 billion after giving effect to the repayment of the outstanding principal balance of Element Solutions’ existing $2.1 billion of outstanding debt. Solstice is reviewing the treatment of Element Solutions’ existing indebtedness and expects to refinance, repurchase, redeem, exchange or otherwise terminate Element Solutions’ outstanding credit facility and notes in connection with or following the consummation of the Mergers.

The combined company’s substantially increased indebtedness will reduce its flexibility to respond to changing business and economic conditions, and could have adverse effects on its financial condition, cash flows or results of operations, including by:
•imposing additional cash management requirements on the combined company in order to support interest payments, which would reduce the amount available to fund its operations and other business activities;
•increasing the combined company’s borrowing costs and the risk of default on debt obligations of the combined company;
•increasing the vulnerability of the combined company to adverse changes in general economic and industry conditions, economic downturns and adverse developments in its business;
•limiting the ability of the combined company to sell assets, engage in strategic transactions, declare and pay dividends or obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes;
•limiting the flexibility of the combined company in planning for or reacting to changes in its business and the industry in which it operates;
•increasing the exposure of the combined company to a rise in interest rates, which would generate greater interest expense to the extent the combined company does not have applicable interest rate fluctuation hedges; and
•reducing funds available to engage in investments in product development, capital expenditures, dividend payments, share repurchases and other activities, thereby creating competitive disadvantages for Solstice relative to other companies with lower debt levels.

In connection with the debt financing related to the Mergers, it is anticipated that Solstice would seek ratings of the indebtedness of the combined company from one or more nationally recognized credit rating agencies. Such credit ratings would reflect each rating organization’s opinion of the combined company’s financial strength, operating performance and ability to meet its debt obligations. Such credit ratings will affect the cost and availability of future borrowings and, accordingly, its cost of capital. There can be no assurance that the combined company will achieve a particular rating or maintain a particular rating in the future.
In addition, the combined company’s ability to arrange additional financing or refinancing of this existing debt will depend on, among other factors, its financial condition and performance, as well as prevailing market conditions and other factors beyond its control. There can be no assurance that the combined company will be able to obtain additional financing or refinance existing debt on favorable terms or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
2.1+	Agreement and Plan of Merger, dated as of July 6, 2026, by and among Solstice Advanced Materials Inc., Element Solutions Inc, Solar Merger Sub One Inc. and Solar Merger Sub Two LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on July 9, 2026)
10.1+	First Amendment to Credit Agreement, dated as of July 24, 2026, among Solstice Advanced Materials Inc., the consenting lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2026)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________________
* Management contract or any compensatory plan, contract, or arrangement.
+ Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the SEC; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedules (or similar attachments) so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLSTICE ADVANCED MATERIALS INC.

Date: July 30, 2026	By:	/s/ John S. Barresi
John S. Barresi
Chief Accounting Officer
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)