Form 10-Q
period 2026-09-30
Solstice Advanced Materials Inc.
filed 2026-11-04
CIK 2064953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 157,211,032 of the Registrant’s common shares outstanding at October 28, 2026.

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
•expectations relating to our share repurchase program;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share amounts)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Product sales[1]	$980	$905	$2,957	$2,687
Service sales	66	64	229	212
Net sales	1,046	969	3,185	2,899
Costs, expenses and other
Cost of products sold[2]	652	613	1,995	1,745
Cost of services sold	49	46	159	162
Total cost of products and services sold	701	659	2,153	1,907
Research and development expenses	30	26	83	70
Selling, general and administrative expenses	120	113	350	309
Transaction-related costs	31	32	78	90
Other expense (income)	(7)	(36)	(16)	(43)
Interest and other financial charges	60	2	112	5
Total costs, expenses and other	934	796	2,761	2,338
Income before taxes	112	173	424	561
Income tax expense	24	182	98	330
Net income (loss)	88	(9)	326	231
Less: Net income attributable to noncontrolling interest	8	26	43	35
Net income (loss) attributable to Solstice Advanced Materials	$80	$(35)	$283	$196

Basic earnings (loss) per share	$0.50	$(0.22)	$1.79	$1.23
Diluted earnings (loss) per share	$0.50	$(0.22)	$1.78	$1.23

Weighted average number of common shares outstanding - basic	158.7	158.7	158.7	158.7
Weighted average number of common shares outstanding - diluted	159.0	158.7	159.2	158.7
__________________
1.Product sales include related party product sales of $37 million and $22 million for the three months, and $82 million and $60 million for the nine months ended September 30, 2026 and 2025, respectively.
2.Cost of products sold include related party cost of products sold of $2 million and $6 million for the three months, and $12 million and $14 million for the nine months ended September 30, 2026 and 2025, respectively.
The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in millions)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$88	$(9)	$326	$231
Other comprehensive (loss) income, net of tax
Foreign exchange translation adjustment	12	(5)	(3)	83
Pension and other postretirement benefit adjustments	—	(1)	(1)	(3)
Cash flow hedges recognized in other comprehensive income	(1)	6	—	(31)
Less: Reclassification adjustment for gains included in net income	—	10	(1)	10
Changes in fair value of cash flow hedges	(1)	16	(1)	(21)
Total other comprehensive (loss) income, net of tax	10	10	(5)	59
Comprehensive income	$98	$1	$322	$290
The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)

	As of
	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$714	$534
Accounts receivable, less allowances of $6 and $10, respectively[1]	667	645
Inventories	664	715
Product loans receivable, current[2]	331	300
Other current assets	300	193
Total current assets	2,677	2,388
Property, plant and equipment – net	2,180	2,055
Goodwill	818	820
Intangible assets – net	47	49
Deferred income taxes	6	6
Equity method investments	178	162
Other noncurrent assets	168	192
Total assets	$6,074	$5,673
LIABILITIES
Current liabilities:
Accounts payable[3]	$957	$909
Current portion of long-term debt	5	4
Product loans payable, current	332	320
Finance lease liabilities, current	14	14
Accrued and other liabilities, current[4]	629	467
Total current liabilities	1,936	1,713
Long-term debt	1,962	1,968
Deferred income taxes	247	233
Product loans payable, noncurrent	14	16
Finance lease liabilities, noncurrent	91	104
Other noncurrent liabilities	249	262
Total liabilities	4,500	4,296
Commitments and Contingencies
EQUITY
Common stock (par value $0.01 per share; 500,000,000 shares authorized; 158,895,394 shares issued and 157,210,055 shares outstanding at September 30, 2026; 158,747,196 shares issued and outstanding at December 31, 2025)	2	2
Additional paid-in capital	1,507	1,495
Treasury stock, at cost (1,685,339 shares at September 30, 2026; 0 shares at December 31, 2025)	(101)	—
Accumulated other comprehensive loss	(131)	(127)
Retained earnings	288	41
Total Solstice Advanced Materials shareowners’ equity	1,565	1,411
Noncontrolling interest	9	(34)
Total equity	1,574	1,377
Total liabilities and equity	$6,074	$5,673
__________________
1.Accounts receivable include related party receivables of $40 million and $45 million as of September 30, 2026 and December 31, 2025, respectively.
2.Product loans receivable, current include related party loans receivables of $196 million and $178 million as of September 30, 2026 and December 31, 2025, respectively.
3.Accounts payable include related party accounts payables of $3 million and $2 million as of September 30, 2026 and December 31, 2025, respectively.
4.Accrued and other liabilities, current include related party payables of $75 million and $69 million as of September 30, 2026 and December 31, 2025, respectively.
The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	For The Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$326	$231
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	160	151
Amortization	14	15
Equity income of affiliated companies	(13)	(15)
Gain on sale of fixed assets	—	(15)
Stock-based compensation expense	17	19
Other adjustments[1]	34	1
Changes in assets and liabilities
Accounts receivable[2]	(66)	(46)
Inventories	48	(150)
Other assets, current and noncurrent	(104)	(24)
Accounts payable[3]	84	82
Accrued and other liabilities, current[4]	201	26
Deferred income taxes	14	(6)
Deferred income and customer advances	(5)	2
Other liabilities, noncurrent[5]	(16)	18
Net cash provided by operating activities	693	289
Cash flows from investing activities:
Capital expenditures paid[6]	(325)	(248)
Cash paid for long-life catalysts and deferred maintenance	—	(1)
Proceeds from disposals of property, plant, and equipment	—	23
Capitalized software	(3)	(2)
Net cash used for investing activities	(328)	(228)
Cash flows from financing activities:
Repurchases of common stock	(100)	—
Dividends	(36)	—
Finance lease payments	(10)	(18)
Bridge loan fees	(34)	—
Principal payments of long term debt	(3)	—
Net transfers to Parent	—	(310)
Net cash used for financing activities	(183)	(328)
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	23
Net increase (decrease) in cash and cash equivalents	180	(244)
Cash and cash equivalents at beginning of period	534	661
Cash and cash equivalents at end of period	$714	$417
__________________
1.Other adjustments in the current-year includes fees related to a bridge loan facility and backstop revolving credit facility associated with the terminated merger of Element Solutions Inc.
2.Accounts receivable includes decreases in short term related party receivables of $4 million and $9 million for the nine months ended September 30, 2026 and 2025, respectively.
3.Accounts payable includes increases in related party accounts payables of $1 million and $1 million for the nine months ended September 30, 2026 and 2025, respectively.
4.Accrued and other liabilities, current includes increases in related party accrued liabilities of $6 million and $5 million for the nine months ended September 30, 2026 and 2025, respectively.
5.Other liabilities, noncurrent includes decreases in related party long-term receivable of $0 million and $7 million for the nine months ended September 30, 2026 and 2025, respectively.
6.Capital expenditures paid includes net of reimbursements received pursuant to certain contractual arrangements of $9 million for the nine months ended September 30, 2026.

The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in millions, except per share amounts)

	Common Stock[1]	Additional Paid-in Capital	Treasury Stock	Net Parent Investment	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity
Balance as of June 30, 2026	$2	$1,506	$—	$—	$(142)	$220	$2	$1,588
Net income	—	—	—	—	—	80	8	88
Dividends ($0.075 per share)	—	—	—	—	—	(12)	—	(12)
Repurchases of common stock	—	—	(101)	—	—	—	—	(101)
Foreign exchange translation adjustment	—	—	—	—	12	—	—	12
Pension and other postretirement benefit adjustments	—	—	—	—	—	—	—	—
Changes in fair value of cash flow hedges	—	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	6	—	—	—	—	—	6
Tax withholding for shares issued under employee compensation plans	—	(5)	—	—	—	—	—	(5)
Balance as of September 30, 2026	$2	$1,507	$(101)	$—	$(131)	$288	$9	$1,574

Balance as of June 30, 2025	$—	$—	$—	$3,706	$(164)	$—	$(69)	$3,473
Net income (loss)	—	—	—	(35)	—	—	26	(9)
Foreign exchange translation adjustment	—	—	—	—	(5)	—	—	(5)
Pension and other postretirement benefit adjustments	—	—	—	—	(1)	—	—	(1)
Changes in fair value of cash flow hedges	—	—	—	—	16	—	—	16
Net transfers to Parent	—	—	—	(289)	—	—	(4)	(293)
Balance as of September 30, 2025	$—	$—	$—	$3,382	$(154)	$—	$(47)	$3,181

	Common Stock[1]	Additional Paid-in Capital	Treasury Stock	Net Parent Investment	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity
Balance as of December 31, 2025	$2	$1,495	$—	$—	$(127)	$41	$(34)	$1,377
Net income	—	—	—	—	—	283	43	326
Dividends ($0.225 per share)	—	—	—	—	—	(36)	—	(36)
Repurchases of common stock	—	—	(101)	—	—	—	—	(101)
Foreign exchange translation adjustment	—	—	—	—	(3)	—	—	(3)
Pension and other postretirement benefit adjustments	—	—	—	—	(1)	—	—	(1)
Changes in fair value of cash flow hedges	—	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	17	—	—	—	—	—	17
Tax withholding for shares issued under employee compensation plans	—	(5)	—	—	—	—	—	(5)
Balance as of September 30, 2026	$2	$1,507	$(101)	$—	$(131)	$288	$9	$1,574

Balance as of December 31, 2024	$—	$—	$—	$3,471	$(213)	$—	$(76)	$3,182
Net income	—	—	—	196	—	—	35	231
Foreign exchange translation adjustment	—	—	—	—	83	—	—	83
Pension and other postretirement benefit adjustments	—	—	—	—	(3)	—	—	(3)
Changes in fair value of cash flow hedges	—	—	—	—	(21)	—	—	(21)
Net transfers to Parent	—	—	—	(285)	—	—	(6)	(291)
Balance as of September 30, 2025	$—	$—	$—	$3,382	$(154)	$—	$(47)	$3,181
__________________
1.See Note 11 – Shareowners’ Equity of the Notes to the Consolidated Financial Statements for a rollforward of common stock outstanding.

The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOLSTICE ADVANCED MATERIALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in tables in millions, unless otherwise noted)
Note 1. Business Overview and Basis of Presentation
About the Business
Solstice Advanced Materials Inc. (“Solstice,” “Solstice Advanced Materials,” “we,” “us,” “our,” the “Business,” or the “Company”) is a global specialty chemicals and advanced materials company with leading positions in refrigerants, semiconductor materials, protective fibers, and healthcare packaging. Prior to October 30, 2025, the Company was wholly owned by Honeywell International Inc. (“Honeywell” or “Parent”).
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
Terminated Acquisition of Element Solutions Inc
On July 6, 2026, Solstice entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Element Solutions Inc (“Element Solutions”) in a cash-and-stock transaction pursuant to which Element Solutions stockholders would have received, for each share of Element Solutions common stock, $10.00 in cash and 0.500 shares of Solstice common stock.
On August 27, 2026, Solstice and Element Solutions entered into a Termination Agreement (the “Termination Agreement”) pursuant to which, among other things, Solstice and Element Solutions mutually terminated the Merger Agreement. Subject to limited customary exceptions, the Termination Agreement also mutually releases the parties from any claims of liability to one another relating to the contemplated merger transaction. Neither Solstice nor Element Solutions will be responsible for any payments to the other party as a result of the termination of the Merger Agreement. During the three and nine months ended September 30, 2026, the Company recorded $34 million of fees associated with a bridge loan facility and backstop revolving credit facility within Interest and other financial charges and $23 million and $27 million, respectively, of professional fees within Transaction-related costs related to the terminated merger in the Consolidated Statements of Operations.
Basis of Presentation
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
Prior to October 30, 2025 (“the Spin-off date”), the unaudited combined financial statements were derived from Honeywell and presented on a standalone basis as if the Company’s operations had been conducted independently. The financial statements for periods prior to the Spin-off date include all revenues and costs directly attributable to the Solstice Advanced Materials business and an allocation of expenses related to certain Honeywell corporate functions. These expenses were allocated to the Solstice business based on a proportion of net sales. Solstice and

Honeywell considered these allocations to be a reasonable reflection of the utilization of services or the benefits received. However, the allocations may not be indicative of the actual expense that would have been incurred had Solstice operated as an independent, standalone entity, nor are they indicative of future expenses of Solstice.
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
The Company reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ended on March 31, June 30, and September 30, respectively. It is the Company’s practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires the Company’s businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company’s business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, the Company will provide appropriate disclosures. The Company’s actual closing dates for the nine months ended September 30, 2026, and 2025 were September 26, 2026, and September 27, 2025, respectively.
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

Transaction-related costs
The Company classifies certain expenses related to the Spin-off, as well as related to potential, terminated or completed acquisitions and divestitures (if any) as Transaction-related costs in the Consolidated Statements of Operations. The Transaction-related costs include non-recurring expenses associated with the separation and stand-up of functions required to operate as a standalone public entity, which primarily relate to legal, accounting, consulting and other professional service fees, system implementation costs, business and facilities separation, development of our brand and other matters. The Transaction-related costs also include other non-recurring professional fees associated with certain strategic transactions.
Supply Chain Financing
Amounts outstanding related to supply chain financing programs are included in Accounts payable in the Consolidated Balance Sheets. Accounts payable included approximately $127 million and $98 million as of September 30, 2026 and December 31, 2025, respectively, related to supply chain financing programs.
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
Note 3. Related Party Transactions
Corporate Allocations
The accompanying financial statements for the periods prior to the Spin-off reflected allocations of certain expenses from Honeywell including, but not limited to, legal, accounting, information technology (“IT”), human resources and other infrastructure support. The allocation method was based on the Company’s proportion of total Honeywell revenue in each respective period, relative to the Honeywell expense cost pool. Allocations for management costs and corporate support services provided to the Company totaled $56 million and $171 million for the three and nine months ended September 30, 2025, respectively, and such amounts were included within Selling, general and administrative expenses in the Consolidated Statements of Operations. These corporate allocations include stock-based compensation expense allocated to the Company for corporate and shared employees of $4 million and $12 million, and U.S. pension service costs of $1 million and $2 million for the three and nine months ended September 30, 2025, respectively. There were no such allocations for the three and nine months ended September 30, 2026. Honeywell is not considered an affiliate following the Spin-off.
Related Party Sales and Purchases
Product sales to affiliates
Product sales in the Consolidated Statements of Operations include sales to affiliates of $37 million and $82 million for the three and nine months ended September 30, 2026, respectively, and $22 million and $60 million for the three and nine months ended September 30, 2025, respectively.
Certain of these product sales are cash-settled and reflected in the Consolidated Balance Sheets. Accounts receivable – net includes $40 million and $45 million of these transactions as of September 30, 2026 and December 31, 2025, respectively.
Purchases from affiliates
Purchases made by the Company from its affiliates, including Honeywell (through the Spin-off date), were $2 million and $12 million for the three and nine months ended September 30, 2026, respectively, and $6 million and $14 million for the three and nine months ended September 30, 2025, respectively. Purchases made by the Company from Honeywell were $2 million and $9 million for the three and nine months ended September 30, 2025, respectively.
Accounts payable includes $3 million and $2 million as of September 30, 2026 and December 31, 2025, respectively, related to such transactions.
In addition to normal recurring purchases, ConverDyn, the Company’s consolidated variable interest entity (refer to Note 13 – Investments for further details), holds accrued liabilities of $75 million and $69 million as of September 30, 2026 and December 31, 2025, respectively, to General Atomics relating to payments owed by ConverDyn for the standby costs of maintaining a uranium conversion facility owned by such affiliate of General Atomics. These payments cannot be paid by ConverDyn until ConverDyn fully pays to the Company the costs of operating its uranium conversion facility in Metropolis (the “Nuclear Facility”). Until repaid, these obligations to the affiliate of General Atomics accrue interest at the U.S. prime rate plus two percent.
Product loans
In 2024, ConverDyn entered into an arrangement to borrow certain products from a customer of ConverDyn and loan such products to an affiliate of General Atomics until December 31, 2026, in exchange for a fixed fee billed annually. The Consolidated Balance Sheets include Product loans receivable related to uranium ore of approximately $196 million as of September 30, 2026, and approximately $178 million as of December 31, 2025.

As of September 30, 2026 and December 31, 2025, the Consolidated Balance Sheet includes short-term unbilled Accounts receivable related to the loan fees receivable of approximately $0 million and $7 million, respectively.
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
The Company has a comprehensive offering of products and services sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Refrigerants & Applied Solutions
Refrigerants	$433	$400	$1,295	$1,144
Building Solutions and Intermediates	167	175	514	538
Nuclear[1]	66	63	297	245
Healthcare Packaging	61	49	181	152
Net Refrigerants & Applied Solutions	726	687	2,287	2,079
Electronic & Specialty Materials
Research and Performance Chemicals	131	126	388	379
Electronic Materials	135	103	363	297
Safety and Defense Solutions	54	53	148	144
Net Electronic & Specialty Materials	320	282	899	820
Net sales	$1,046	$969	$3,185	$2,899
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

	2026	2025
Contract assets - January 1	$39	$51
Change in Contract assets - (decrease) increase	(23)	(13)
Contract assets - September 30	16	38

Contract liabilities - January 1	(41)	(39)
Change in Contract liabilities - (increase) decrease	5	(2)
Contract liabilities - September 30	(36)	(41)

Net change	$(18)	$(15)
For the nine months ended September 30, 2026, the Company recognized revenue of $2 million that was previously included in the beginning balance of contract liabilities. There was no revenue recognized for the nine months ended September 30, 2025.
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

As of September 30, 2026, the Company’s remaining performance obligations (“RPO”), which is the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied, was approximately $3.3 billion. Performance obligations expected to be satisfied within one year and greater than one year are 29% and 71%, respectively.
Note 5. Income Taxes
The effective tax rate was 23.0% for the nine months ended September 30, 2026 and 58.8% for the nine months ended September 30, 2025. The effective tax rate decreased during 2026 compared to 2025 as a result of nondeductible transaction costs and discrete tax adjustments related to the Spin-off from Honeywell in the prior-year period.
Note 6. Inventories
The Company’s inventories are comprised of the following:

	September 30, 2026	December 31, 2025
Raw materials	$69	$71
Work in process	226	239
Finished products	369	405
Total Inventories	$664	$715
Note 7. Goodwill and Other Intangible Assets – Net
The below table summarizes the change in goodwill for the nine months ended September 30, 2026, by segment:

	December 31, 2025	Currency Translation Adjustment	September 30, 2026
Refrigerants & Applied Solutions	$624	$(1)	$622
Electronic & Specialty Materials	196	—	195
Total Goodwill	$820	$(2)	$818
Other intangible assets are comprised of the following:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles
Customer relationships	$35	$(30)	$4	$35	$(30)	$5
Patents and technologies	21	(7)	14	21	(6)	15
Other intangible assets	3	(2)	—	3	(2)	—
Total definite-life intangibles – net	58	(39)	19	58	(37)	21
Indefinite-life intangibles
Trademarks	28	—	28	29	—	29
Total Other intangible assets – net	$86	$(39)	$47	$87	$(37)	$49

Amortization expense related to intangible assets was $1 million and $2 million for the three and nine months ended September 30, 2026, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2025, respectively.
Estimated intangible asset amortization expense for each of the next five years is as follows:

Amount
2026 (remaining three months)	$1
2027	3
2028	2
2029	2
2030	2
Thereafter	8
Note 8. Debt
The following table contains the components of our debt:

	September 30, 2026	December 31, 2025
Total debt:
Term Loan Facility due 2032[1]	$998	$1,000
5.625% Senior Notes due 2033	1,000	1,000
Finance lease liabilities	105	118
	$2,103	$2,118
Less:
Unamortized discount	14	15
Unamortized debt issuance costs	15	13
Current portion of long-term debt and finance lease liabilities, current	20	18
Total	$2,054	$2,072
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
As of September 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility, the interest rate on the Term Loan Facility was 5.57%, and there were $282 million of unused letters of credit issued under the Sidecar LC Facilities.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. In addition, the Credit Agreement also contains financial covenants for the benefit of the lenders under the Revolving Credit Facility requiring the maintenance of certain financial ratios (as set forth in the Credit Agreement). As of September 30, 2026, the Company was in compliance with all of the financial covenants required by the Credit Agreement.
Note 9. Fair Value Measurements
The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy:
•Level 1 - Inputs are based on quoted prices in active markets for identical assets and liabilities.
•Level 2 - Inputs are based on observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.
•Level 3 - One or more inputs are unobservable and significant.
Financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

		September 30, 2026		December 31, 2025
	Fair Value Level	Assets	Liabilities	Assets	Liabilities
Product loan receivable	2	$331	$—	$300	$—
Product loan payable	2	—	331	—	300
Fair Value		$331	$331	$300	$300

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
The fair value of the Company’s outstanding debt (excluding finance lease liabilities) is estimated using quoted market prices for the same or similar debt issuances, which is a Level 2 measurement. The Company’s outstanding debt (excluding finance lease liabilities) had a carrying value and an estimated fair value of $2.0 billion as of both September 30, 2026 and December 31, 2025. See Note 8 – Debt for additional information.
Note 10. Stock-Based Compensation Plans
Stock-based compensation cost, which is recognized in Selling, general, and administrative expenses in the Consolidated Statements of Operations, was $6 million and $17 million for the three and nine months ended

September 30, 2026, respectively, and $8 million and $19 million for the three and nine months ended September 30, 2025, respectively.
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
Restricted Stock Units
During the nine months ended September 30, 2026, the Company granted 217,381 restricted stock units (“RSUs”) pursuant to the Solstice 2025 Stock Incentive Plan (the “2025 Plan”) to certain employees. The RSUs typically will vest in equal annual installments over a three-year period, subject to the employee’s continued employment. Recipients of RSUs receive dividend equivalents that are paid subject to the same vesting restrictions as the underlying award. During the nine months ended September 30, 2026, the weighted-average fair value per share of the RSUs granted was $79.18.
Performance Stock Units
During the nine months ended September 30, 2026, the Company granted 143,351 performance stock units (“PSUs”) pursuant to the 2025 Plan to certain employees. The PSUs typically will vest after the end of a three-year performance period consisting of the Company’s fiscal years 2026 through 2028, to the extent earned based on the achievement of specified performance goals related to adjusted earnings per share and return on invested capital, subject to a modifier based on relative total shareholder return, and further subject to the employees’ continued employment through the end of the performance period. The fair value of the PSUs was determined using a Monte Carlo simulation on the grant date. Recipients of PSUs receive dividend equivalents that are paid subject to the same vesting restrictions as the underlying award. During the nine months ended September 30, 2026, the fair value per share of the PSUs granted was $92.42.
Note 11. Shareowners’ Equity
Authorized Capital Stock
The Company’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, without par value.
Share Repurchases
On August 27, 2026, the Company announced that the Board of Directors of the Company approved a share repurchase program, authorizing the repurchase of up to $500 million of the Company’s common stock.
Repurchases may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, Rule 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. The repurchase authorization may be amended, suspended, resumed or terminated by Solstice’s Board of Directors at any time without prior notice. During both the three and nine months ended September 30, 2026, the Company repurchased 1.7 million shares of its common stock for an aggregate purchase price of $100 million.
Dividends
On July 17, 2026, the Company announced that the Board of Directors declared a quarterly dividend of $0.075 per share of common stock outstanding, payable on September 10, 2026, to shareowners of record as of August 27, 2026.

Outstanding Shares
The following table sets forth the changes in the number of shares of common stock outstanding during the three and nine months ended September 30, 2026.

	For The Three Months Ended September 30,	For The Nine Months Ended September 30,
(in millions)	2026	2026
Balance as of beginning of period	158.8	158.7
Common stock issued under employee compensation plans, net of shares withheld for taxes	0.1	0.1
Repurchases of common stock	(1.7)	(1.7)
Balance as of end of period	157.2	157.2

Changes in Accumulated Other Comprehensive Loss by Component
The changes in Accumulated other comprehensive loss are provided in the table below.

	Foreign Exchange Translation Adjustment	Pension Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance as of December 31, 2025	$(120)	$(8)	$2	$(127)
Other comprehensive income (loss) before reclassifications	(3)	(1)	—	(4)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1)	(1)
Net current period other comprehensive income (loss)	(3)	(1)	(1)	(5)
Balance as of September 30, 2026	$(123)	$(9)	$1	$(131)
Balance as of December 31, 2024	$(218)	$(5)	$10	$(213)
Other comprehensive income (loss) before reclassifications	83	(3)	(31)	49
Amounts reclassified from accumulated other comprehensive loss	—	—	10	10
Net current period other comprehensive income (loss)	83	(3)	(21)	59
Balance as of September 30, 2025	$(135)	$(8)	$(11)	$(154)
Amounts reclassified out of Accumulated other comprehensive loss related to pension adjustments are included within Other expense (income) in the Consolidated Statements of Operations. Amounts reclassified out of Accumulated other comprehensive loss related to cash flow hedges are included within Cost of products and services sold in the Consolidated Statements of Operations.
Note 12. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareowners by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings (loss) per share, calculated using the treasury stock method, reflects the potential dilution that could occur if the Company’s outstanding stock-based compensation awards were issued.
On October 30, 2025, 158,727,456 shares of the Company’s common stock were distributed to Honeywell shareowners as of the Record Date (October 17, 2025). This amount is utilized for the calculations of both basic and diluted earnings (loss) per share for all periods presented prior to the Distribution. It is assumed that there was no dilutive effect of equity securities as the Company had no stock-based compensation awards outstanding prior to the Distribution.
The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2026 and 2025.

(Amounts in millions, except per share amounts)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$88	$(9)	$326	$231
Less: Net income attributable to noncontrolling interest	8	26	43	35
Net income (loss) attributable to Solstice Advanced Materials	$80	$(35)	$283	$196

Denominator:
Weighted average number of common shares outstanding - basic	158.7	158.7	158.7	158.7
Dilutive effect of stock-based compensation plans	0.4	—	0.5	—
Weighted average number of common shares outstanding - diluted	159.0	158.7	159.2	158.7

Basic earnings (loss) per share	$0.50	$(0.22)	$1.79	$1.23
Diluted earnings (loss) per share	$0.50	$(0.22)	$1.78	$1.23
The weighted average potential shares of common stock that were excluded from diluted earnings per share was 0.2 million and 0.1 million for the three and nine months ended September 30, 2026, respectively, because the effect of including those potential shares was anti-dilutive.
Note 13. Investments
Equity method investments
The total balance of the Company’s equity method investments recorded within Equity method investments in the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 was $178 million and $162 million, respectively.
The Company holds equity method investments in three joint ventures (“JV”), including a 49% interest in Asahi-Schwebel (Taiwan) Co., Ltd., a manufacturer of woven glass fabrics, a 49% interest in Quimobásicos, S.A. de C.V., a producer of refrigerant gases, and a 50% interest in SinoChem noted in the variable interest entities investment section below. The Company records these balances within Equity method investments in the Consolidated Balance Sheets. These investments are not considered significant for disclosure of summarized financial information on either an individual or aggregated basis.
Variable Interest Entities
SinoChem JV (unconsolidated)
The Company owns a 50% interest in a JV with Sinochem Lantian New Materials Co., Ltd. for foam blowing agents. The Company’s variable interest in this JV is primarily related to third-party borrowings of the JV which are guaranteed by the Company. The investment was $112 million and $103 million as of September 30, 2026 and

December 31, 2025, respectively. The Company’s maximum exposure to loss related to this variable interest entity is limited to the carrying value of the investment.
ConverDyn JV (consolidated)
The Company owns a 50% interest in ConverDyn, which provides uranium hexafluoride conversion and related services to utilities operating nuclear power plants. The Company is the primary beneficiary and consolidates the JV. The following table summarizes the assets and liabilities of the ConverDyn JV included in the Company’s Consolidated Financial Statements (including noncontrolling interests):

	September 30, 2026	December 31, 2025
Current assets	$95	$179
Product loans receivable[1]	331	300
Noncurrent assets	1	2
Total assets	$427	$481
Current liabilities[2]	105	182
Product loans payable	345	336
Noncurrent liabilities	31	33
Total liabilities	$481	$551
_________________
1.Includes related party receivables of $196 million and $178 million as of September 30, 2026 and December 31, 2025, respectively. See Note 3 – Related Party Transactions for additional information.
2.Includes related party payables of $75 million and $69 million as of September 30, 2026 and December 31, 2025, respectively. See Note 3 – Related Party Transactions for additional information.

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

	2026	2025
Beginning Balance as of January 1	$56	$53
Accruals for environmental matters deemed probable and reasonably estimable	—	1
Environmental liability payments	(2)	(1)
Ending Balance as of September 30	$54	$53
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
Other Matters
Nuclear Facility matters
Since 2018, the Company has been involved in various legal proceedings in the United States District Court for the Southern District of Illinois related to its Nuclear Facility, including eight separate lawsuits alleging cancer caused by radiation exposures that were settled in 2024. The Company remains involved in additional legal proceedings (i) related to alleged radiation contamination of properties around the plant by the city of Metropolis, Illinois, and the county of Massac, Illinois, (ii) a class action lawsuit alleging property damage by a group of plaintiffs on behalf of all property owners within a three-mile radius of the facility, and (iii) one alleged personal injury case. All plaintiffs in these matters are seeking compensatory damages and, in certain cases, punitive damages, medical monitoring, declaratory and/or injunctive relief. In September 2026, the Company announced that it had reached an agreement in principle with plaintiffs representing individual and putative class members, the City of Metropolis, Illinois, and Massac County, Illinois, on a global settlement of all litigation relating to the Metropolis facility, which agreement in principle is subject to a final settlement agreement and review and approval by the court and other stakeholders. There can be no assurance that the contemplated settlement will be finalized and approved.

In addition, the Department of Energy (“the DoE”) has reached an agreement with the Company pursuant to which the DoE intends to take appropriate action to provide sufficient assurance of the continued operational availability of the Company’s Nuclear Facility to support the existing and future demand for uranium hexafluoride, including by extending reimbursement to the Company for certain litigation and settlement costs.
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
The CODM evaluates segment performance based on segment adjusted EBITDA, by comparing budget-to-actual and period-over-period results. Segment Adjusted EBITDA is defined as segment net income excluding income taxes, general corporate unallocated expense, depreciation, amortization, interest and other financial charges, remeasurement of foreign currencies, stock-based compensation expense, nonoperating pension expense (income), transaction-related costs, repositioning charges, environmental reserves, asset retirement obligations accretion, asset impairment charges, litigation costs and insurance settlements (net of recoveries), gains and losses on disposal of assets, and certain other items that are otherwise of an unusual or non-recurring nature.

The below table summarizes information about segment revenues, significant segment expenses and other segment items, for each historical period:

	For The Three Months Ended September 30,
	2026		2025
	Refrigerants & Applied Solutions	Electronic & Specialty Materials	Refrigerants & Applied Solutions	Electronic & Specialty Materials
Net sales
Products	$660	$320	$623	$282
Services	66	—	64	—
Total Net sales	726	320	687	282
Less
Cost of products and services sold[1]	458	239	444	214
Selling, general and administrative expenses[2]	41	21	25	21
Research & development expenses	19	10	16	9
Other segment items[3]	(1)	(3)	(2)	(2)
Add
Depreciation	39	14	36	7
Amortization	2	—	3	—
Segment Adjusted EBITDA	$251	$68	$243	$47
__________________
1.Amounts exclude ARO accretion, repositioning charges, and other non-recurring items.
2.Amounts exclude stock-based compensation expense, transaction costs, nonoperating pension expense (income), repositioning charges, and other non-recurring items.
3.Other segment items primarily consisted of gains and losses from segment-related equity-method investments.

	For The Nine Months Ended September 30,
	2026		2025
	Refrigerants & Applied Solutions	Electronic & Specialty Materials	Refrigerants & Applied Solutions	Electronic & Specialty Materials
Net sales
Products	$2,058	$899	$1,867	$820
Services	229	—	212	—
Total Net sales	2,287	899	2,079	820
Less
Cost of products and services sold[1]	1,473	668	1,286	623
Selling, general and administrative expenses[2]	120	62	94	59
Research & development expenses	52	30	44	26
Other segment items[3]	(5)	(8)	(9)	(5)
Add
Depreciation	118	42	115	33
Amortization	8	1	12	2
Segment Adjusted EBITDA	$773	$191	$791	$152
__________________
1.Amounts exclude ARO accretion, repositioning charges, and other non-recurring items.
2.Amounts exclude stock-based compensation expense, transaction costs, nonoperating pension expense (income), repositioning charges, and other non-recurring items.
3.Other segment items primarily consisted of gains and losses from segment-related equity-method investments.

A reconciliation of segment adjusted EBITDA to Net income attributable to Solstice Advanced Materials is as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Refrigerants & Applied Solutions	$251	$243	$773	$791
Electronic & Specialty Materials	68	47	191	152
Segment Adjusted EBITDA	$319	$290	$964	$943
Corporate and All Other	(53)	(54)	(160)	(132)
Adjusted EBITDA	$265	$236	$804	$811
Depreciation	(54)	(46)	(160)	(151)
Amortization	(4)	(4)	(14)	(15)
Interest and other financial charges	(60)	(2)	(112)	(5)
Other adjustments[1]	2	29	2	30
Stock-based compensation expense	(6)	(8)	(17)	(19)
Transaction-related costs	(31)	(32)	(78)	(90)
Income tax expense	(24)	(182)	(98)	(330)
Net income (loss)	$88	$(9)	$326	$231
Less: Net income attributable to noncontrolling interest	8	26	43	35
Net income (loss) attributable to Solstice Advanced Materials	$80	$(35)	$283	$196
__________________
1.Other adjustments primarily consisted of gains and losses from disposal of long-lived assets, remeasurement of foreign currencies, environmental reserves, asset retirement obligations, nonoperating pension expense (income), and certain legal costs, net of recoveries.

	September 30, 2026	December 31, 2025
Total assets reconciliation
Refrigerants & Applied Solutions	$3,542	$3,490
Electronic & Specialty Materials	1,591	1,471
Corporate and All Other	940	712
Total assets	$6,074	$5,673

	For The Nine Months Ended September 30,
	2026	2025
Capital expenditures
Refrigerants & Applied Solutions	$156	$150
Electronic & Specialty Materials	121	98
Corporate and All Other	8	—
Total[1]	$286	$248
__________________
1.Unpaid capital expenditure was $73 million as of September 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Solstice Advanced Materials Inc. and its consolidated subsidiaries (“Solstice,” “Solstice Advanced Materials,” “we,” “us,” “our,” or the “Company”) for the three and nine months ended September 30, 2026. The financial information as of September 30, 2026 should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2025, contained in our 2025 Annual Report on Form 10-K.
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
Our RAS segment is a leading manufacturer of low global warming potential (“LGWP”) refrigerants, blowing agents, solvents, and aerosol materials, as well as conversion services for the nuclear energy sector. RAS serves the end markets of cooling, air conditioning and refrigeration, automotive, nuclear energy, building and appliance insulation, and healthcare. RAS products include, among others, LGWP refrigerants, blowing agents, aerosol propellants, cleaning solvents, high-barrier pharmaceutical packaging materials and conversion services for nuclear energy providers. Our products are distributed and sold through well-known brands like Solstice, Genetron, and Aclar.
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
The Company serves over 3,000 customers across a wide range of end markets in approximately 120 countries and territories. Our global presence included 20 manufacturing sites and four standalone research and development (“R&D”) sites as of September 30, 2026.
Terminated Acquisition of Element Solutions Inc
On July 6, 2026, Solstice entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Element Solutions Inc (“Element Solutions”) in a cash-and-stock transaction pursuant to which Element Solutions stockholders would have received, for each share of Element Solutions common stock, $10.00 in cash and 0.500 shares of Solstice common stock.
On August 27, 2026, Solstice and Element Solutions entered into a Termination Agreement (the “Termination Agreement”) pursuant to which, among other things, Solstice and Element Solutions mutually terminated the Merger Agreement. Subject to limited customary exceptions, the Termination Agreement also mutually releases the parties from any claims of liability to one another relating to the contemplated merger transaction. Neither Solstice nor Element Solutions will be responsible for any payments to the other party as a result of the termination of the Merger Agreement. During the three and nine months ended September 30, 2026, the Company recorded $34 million of fees associated with a bridge loan facility and backstop revolving credit facility within Interest and other financial charges and $23 million and $27 million, respectively, of professional fees within Transaction-related costs related to the terminated merger in the Consolidated Statements of Operations.

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
Prior to the Spin-off date, the combined financial statements were derived from the consolidated financial statements and accounting records of Honeywell and presented on a standalone basis as if the Company’s operations had been conducted independently from Honeywell, which includes all revenues and costs directly attributable to the Solstice Advanced Materials business and an allocation of expenses related to certain Honeywell corporate functions. These expenses were allocated to the Solstice Advanced Materials business based on a proportion of net sales and may not be indicative of the actual expense that would have been incurred had Solstice operated as an independent, standalone entity, nor are they indicative of future expenses of the Company. All significant intercompany balances between Solstice and Honeywell prior to the Spin-off date were included within Net Parent investment on the financial statements.
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
Transaction-related costs
The Company classifies certain expenses related to the Spin-off, as well as related to potential, terminated or completed acquisitions and divestitures (if any) as Transaction-related costs in the Consolidated Statements of Operations. The Transaction-related costs include non-recurring expenses associated with the separation and stand-up of functions required to operate as a standalone public entity, which primarily relate to legal, accounting, consulting and other professional service fees, system implementation costs, business and facilities separation, development of our brand and other matters. The Transaction-related costs also include other non-recurring professional fees associated with certain strategic transactions.
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

RESULTS OF OPERATIONS
Income Statement
For the three months ended September 30, 2026 compared with the three months ended September 30, 2025

	For The Three Months Ended September 30,		Percentage of Net Sales For The Three Months Ended September 30,		Percentage Change
(dollars in millions)	2026	2025	2026	2025	2026 vs. 2025
Net sales	$1,046	$969	100%	100%	8%
Costs, expenses and other
Total cost of products and services sold	701	659	67%	68%	6%
Gross profit	345	310	33%	32%	11%
Research and development expenses	30	26	3%	3%	13%
Selling, general and administrative expenses	120	113	11%	12%	6%
Transaction-related costs	31	32	3%	3%	(4)%
Other expense (income)	(7)	(36)	(1)%	(4)%	(82)%
Interest and other financial charges	60	2	6%	—%	NM
Total costs, expenses and other	934	796	89%	82%	17%
Income before taxes	112	173	11%	18%	(35)%
Income tax expense	24	182	2%	19%	(87)%
Effective tax rate	21.8%	105.2%	NM	NM	(83)%
Net income (loss)	88	(9)	8%	(1)%	NM
Less: Net income attributable to noncontrolling interest	8	26	1%	3%	(70)%
Net income (loss) attributable to Solstice Advanced Materials	$80	$(35)	8%	(4)%	NM
______________
NM - not meaningful

Net Sales
The following table sets forth the factors contributing to year-over-year changes in our net sales for the three months ended September 30, 2026.

For The Three Months Ended September 30,
Change in net sales from prior period	2026 vs. 2025
Volume	6.0%
Price	2.3%
Foreign currency translation	(0.4)%
Total % change in net sales	7.9%
A discussion of Net sales by reportable segment can be found under the “Segment Results” section within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Net sales increased by $77 million or 8% primarily due to volume growth of $30 million and favorable pricing of $9 million in the RAS segment, as well as volume growth of $28 million and favorable pricing of $13 million in the ESM segment.
Cost of product and services sold increased by $42 million or 6% primarily driven by higher sales volumes and inflation of raw material costs in both the RAS and ESM segments.
Research and development expenses increased by $4 million or 13% driven by continued investment in innovation across the portfolio of next-generation molecules; Selling, general and administrative expenses increased by $7 million or 6% driven by an increase in employee-related expenses, primarily in connection with additional headcount necessary to operate as an independent public company; Transaction-related costs decreased by $1 million or 4% primarily driven by a decrease in professional advisory services fees incurred after the Spin-off, largely offset by professional fees incurred in connection with the terminated merger of $23 million; Other expense (income) had an unfavorable change of $29 million primarily driven by the government reimbursement of certain past legal expenses in the prior-year period; and Interest and other financial charges increased by $58 million primarily driven by the amortization and write-off of fees associated with a bridge loan facility and backstop revolving credit facility of $34 million related to the terminated merger, as well as the issuance of debt in connection with the Spin-off in the fourth quarter of 2025.
Income tax expense decreased by $158 million. The effective tax rate in 2026 was lower than the effective tax rate in 2025 as a result of nondeductible transaction costs and discrete tax adjustments related to the Spin-off from Honeywell in the prior-year period. See Note 5 – Income Taxes of the Notes to the Consolidated Financial Statements for additional information on the effective tax rate.
For the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025

	For The Nine Months Ended September 30,		Percentage of Net Sales For The Nine Months Ended September 30,		Percentage Change
(dollars in millions)	2026	2025	2026	2025	2026 vs. 2025
Net sales	$3,185	$2,899	100%	100%	10%
Costs, expenses and other
Total cost of products and services sold	2,153	1,907	68%	66%	13%
Gross profit	1,032	992	32%	34%	4%
Research and development expenses	83	70	3%	2%	18%
Selling, general and administrative expenses	350	309	11%	11%	13%
Transaction-related costs	78	90	2%	3%	(13)%
Other expense (income)	(16)	(43)	—%	(1)%	(64)%
Interest and other financial charges	112	5	4%	—%	NM
Total costs, expenses and other	2,761	2,338	87%	81%	18%
Income before taxes	424	561	13%	19%	(24)%
Income tax expense	98	330	3%	11%	(70)%
Effective tax rate	23.0%	58.8%	NM	NM	(36)%
Net income	326	231	10%	8%	41%
Less: Net income attributable to noncontrolling interest	43	35	1%	1%	23%
Net income attributable to Solstice Advanced Materials	$283	$196	9%	7%	45%
______________
NM - not meaningful

Net Sales
The following table sets forth the factors contributing to year-over-year changes in our net sales for the nine months ended September 30, 2026.

For The Nine Months Ended September 30,
Change in net sales from prior period	2026 vs. 2025
Volume	6.2%
Price	2.8%
Foreign currency translation	0.9%
Total % change in net sales	9.9%
A discussion of Net sales by reportable segment can be found under the “Segment Results” section within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Net sales increased by $286 million or 10% primarily due to volume growth of $125 million, favorable pricing of $62 million and favorable foreign currency impacts of $21 million in the RAS segment, as well as volume growth of $54 million and favorable pricing of $19 million in the ESM segment.
Cost of product and services sold increased by $246 million or 13% primarily driven by higher sales volumes and inflation of raw material costs in both the RAS and ESM segments.
Research and development expenses increased by $13 million or 18% driven by continued investment in innovation across the portfolio of next-generation molecules; Selling, general and administrative expenses increased by $41 million or 13% driven by an increase in employee-related expenses, primarily in connection with additional headcount necessary to operate as an independent public company; Transaction-related costs decreased by $12 million or 13% primarily driven by a decrease in professional advisory services fees incurred after the Spin-off, partially offset by professional fees incurred in connection with the terminated merger of $27 million; Other expense (income) had an unfavorable change of $27 million primarily driven by the government reimbursement of certain past legal expenses in the prior-year period; and Interest and other financial charges increased by $107 million primarily driven by the issuance of debt in connection with the Spin-off in the fourth quarter of 2025 and the amortization and write-off of fees associated with a bridge loan facility and backstop revolving credit facility of $34 million related to the terminated merger.
Income tax expense decreased by $232 million. The effective tax rate in 2026 was lower than the effective tax rate in 2025 as a result of nondeductible transaction costs and discrete tax adjustments related to the Spin-off from Honeywell in the prior-year period. See Note 5 – Income Taxes of the Notes to the Consolidated Financial Statements for additional information on the effective tax rate.
SEGMENT RESULTS
We manage and report our operating results through two reportable segments: Refrigerants & Applied Solutions (RAS) and Electronic & Specialty Materials (ESM). The remainder of our operations are presented in Corporate and All Other, which is not a reportable business segment.
Segment Adjusted EBITDA is the primary measure of segment profitability used by our Chief Operating Decision Maker. We define Segment Adjusted EBITDA as segment net income excluding income taxes, general corporate unallocated expense, depreciation, amortization, interest and other financial charges, remeasurement of foreign currencies, stock-based compensation expense, nonoperating pension expense (income), transaction-related costs, repositioning charges, environmental reserves, asset retirement obligations accretion, asset impairment charges, litigation costs and insurance settlements (net of recoveries), gains and losses on disposal of assets, and certain other items that are otherwise of an unusual or non-recurring nature.

Refrigerants & Applied Solutions
Net Sales
The following sets forth the net sales for our RAS segment for the three months ended September 30, 2026 and 2025.

RAS Net Sales (in millions)
$1,000
$750
$500
$250
$—
$726
$61
$66
$167
$433
$687
$49
$63
$175
$400
2026
2025
Refrigerants
Building Solutions and Intermediates
Nuclear
Healthcare Packaging

The following sets forth the net sales for our RAS segment for the nine months ended September 30, 2026 and 2025.

RAS Net Sales (in millions)
$2,500
$2,000
$1,500
$1,000
$500
$—
$2,287
$181
$297
$514
$1,295
$2,079
$152
$245
$538
$1,144
2026
2025
Refrigerants
Building Solutions and Intermediates
Nuclear
Healthcare Packaging

The following table sets forth the net sales, Segment Adjusted EBITDA, and Segment Adjusted EBITDA margin amounts for our RAS segment for the three and nine months ended September 30, 2026 and 2025.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Net sales	$726	$687	$2,287	$2,079
Segment Adjusted EBITDA	251	243	773	791
Segment Adjusted EBITDA margin	34.5%	35.4%	33.8%	38.0%
The following table sets forth the reported and organic net sales growth in our RAS segment’s net sales for the three and nine months ended September 30, 2026 compared with the prior year periods.

	For The Three Months Ended September 30,	For The Nine Months Ended September 30,
	2026 vs. 2025	2026 vs. 2025
Total % change in net sales	5.6%	10.0%
Foreign currency translation	0.1%	(1.0)%
Acquisitions, divestitures and other, net	—%	—%
Organic sales percentage(1)	5.7%	9.0%
______________
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for definition of Organic sales percentage.

For the three months ended September 30, 2026 compared with the three months ended September 30, 2025
RAS net sales increased by $39 million or 6% primarily driven by volume growth of $30 million, mainly due to demand for LGWP refrigerants in the stationary end market, driven by data center demand, and in the automotive end market, as well as volume increases in healthcare packaging following destocking in the prior-year period. Favorable pricing of $9 million also contributed to the increase, primarily driven by higher pricing in refrigerants within the stationary end market.
Segment Adjusted EBITDA increased by $8 million or 3%, and Segment Adjusted EBITDA margin decreased 1%, primarily driven by favorable pricing, production incentive credits, and volume growth, offset by inflation of raw material and freight costs and higher R&D expenses.
For the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
RAS net sales increased by $208 million or 10% primarily driven by volume growth of $125 million, mainly due to demand for LGWP refrigerants in the stationary end market, driven primarily by data center demand, and in the automotive end markets, as well as volume increases in nuclear. Favorable pricing of $62 million, primarily driven by higher pricing in refrigerants within the stationary end market, and favorable currency impacts on net sales of $21 million also contributed to the increase.
Segment Adjusted EBITDA decreased by $18 million or 2% and Segment Adjusted EBITDA margin decreased 4%, primarily driven by inflation of raw material and freight costs and higher R&D expenses, partially offset by favorable pricing, volume growth and higher production incentive credits.
Electronic & Specialty Materials
Net Sales
The following sets forth the net sales for our ESM segment for the three months ended September 30, 2026 and 2025.

ESM Net Sales (in millions)
$400
$300
$200
$100
$—
$320
$54
$135
$131
$282
$53
$103
$126
2026
2025
Research and Performance Chemicals
Electronic Materials
Safety and Defense Solutions

The following sets forth the net sales for our ESM segment for the nine months ended September 30, 2026 and 2025.

ESM Net Sales (in millions)
$1,000
$750
$500
$250
$—
$899
$148
$363
$388
$820
$144
$297
$379
2026
2025
Research and Performance Chemicals
Electronic Materials
Safety and Defense Solutions

The following table sets forth the net sales, Segment Adjusted EBITDA, and Segment Adjusted EBITDA margin amounts for our ESM segment for the three and nine months ended September 30, 2026 and 2025.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Net sales	$320	$282	$899	$820
Segment Adjusted EBITDA	68	47	191	152
Segment Adjusted EBITDA margin	21.2%	16.7%	21.2%	18.5%
The following table sets forth the reported and organic net sales growth in our ESM segment’s net sales for the three and nine months ended September 30, 2026 compared with the prior year periods.

	For The Three Months Ended September 30,	For The Nine Months Ended September 30,
	2026 vs. 2025	2026 vs. 2025
Total % change in net sales	13.5%	9.6%
Foreign currency translation	1.1%	(0.7)%
Acquisitions, divestitures and other, net	—%	—%
Organic sales percentage(1)	14.6%	8.9%
_____________
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for definition of Organic sales percentage.

For the three months ended September 30, 2026 compared with the three months ended September 30, 2025
ESM net sales increased by $38 million or 14%. The increase was primarily driven by volume growth of $28 million, mainly due to volume increases in electronic materials related to stronger memory demand in the semiconductor end market and favorable pricing of $13 million.
Segment Adjusted EBITDA increased by $21 million or 44% and Segment Adjusted EBITDA margin increased 5% primarily driven by volume growth, favorable pricing, and certain transitory costs in the prior-year period, partially offset by inflation of raw material costs.
For the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
ESM net sales increased by $79 million or 10%. The increase was primarily driven by volume growth of $54 million, mainly due to volume increases in electronic materials related to stronger memory demand in the semiconductor end market and favorable pricing of $19 million.
Segment Adjusted EBITDA increased by $39 million or 25% and Segment Adjusted EBITDA margin increased 3% primarily driven by volume growth, plant productivity, and favorable pricing, partially offset by inflation of raw material costs.
Corporate and All Other
Corporate and All Other costs decreased by $1 million or 1% and increased by $28 million or 21% for the three and nine months ended September 30, 2026 compared to the prior year periods, respectively. The increase for the nine months ended September 30, 2026 was primarily due to an increase in selling, general and administrative expenses, primarily due to higher employee-related expenses as a result of additional headcount necessary to operate as an independent public company.
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

	For The Three Months Ended September 30,	For The Nine Months Ended September 30,
	2026 vs. 2025	2026 vs. 2025
Total % change in net sales	7.9%	9.9%
Foreign currency translation	0.4%	(0.9)%
Acquisitions, divestitures and other, net	—%	—%
Organic sales percentage	8.3%	9.0%

Adjusted EBITDA and Adjusted EBITDA margin: The Company defines Adjusted EBITDA as net income excluding income taxes, depreciation, amortization, interest and other financial charges, remeasurement of foreign currencies, stock-based compensation expense, nonoperating pension expense (income), transaction-related costs, repositioning charges, environmental reserves, asset retirement obligations accretion, asset impairment charges, litigation costs and insurance settlements (net of recoveries), gains and losses on disposal of assets, and certain other items that are otherwise of an unusual or non-recurring nature. The Company defines Adjusted EBITDA margin as Adjusted EBITDA divided by Net sales. We believe these measures are useful to investors as they provide greater transparency with respect to supplemental information used by management in its financial and operational decision making, as well as understanding ongoing operating trends. The table below reconciles Net income, the most directly comparable U.S. GAAP measure, to the Company’s non-GAAP measure of Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025.

	For The Three Months Ended September 30,
	2026		2025
(Dollars in millions)	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Net income (loss) attributable to Solstice Advanced Materials (GAAP)	$80	8%	$(35)	(4)%
Net income attributable to noncontrolling interest	8	1%	26	3%
Net income (loss) (GAAP)	$88	8%	$(9)	(1)%
Depreciation	54	5%	46	5%
Amortization	4	—%	4	—%
Interest and other financial charges	60	6%	2	—%
Other adjustments(1)	(2)	—%	(29)	(3)%
Stock-based compensation expense	6	1%	8	1%
Transaction-related costs	31	3%	32	3%
Income tax expense	24	2%	182	19%
Adjusted EBITDA (Non-GAAP)	$265	25%	$236	24%
Net sales	$1,046		$969
Adjusted EBITDA margin (Non-GAAP)	25.3%		24.4%
__________________
1.Other adjustments primarily consisted of gains and losses from disposal of long-lived assets, remeasurement of foreign currencies, environmental reserves, asset retirement obligations, nonoperating pension expense (income), and certain legal costs, net of recoveries.

	For The Nine Months Ended September 30,
	2026		2025
(Dollars in millions)	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Net income attributable to Solstice Advanced Materials (GAAP)	$283	9%	$196	7%
Net income attributable to noncontrolling interest	43	1%	35	1%
Net income (GAAP)	$326	10%	$231	8%
Depreciation	160	5%	151	5%
Amortization	14	—%	15	1%
Interest and other financial charges	112	4%	5	—%
Other adjustments(1)	(2)	—%	(30)	(1)%
Stock-based compensation expense	17	1%	19	1%
Transaction-related costs	78	2%	90	3%
Income tax expense	98	3%	330	11%
Adjusted EBITDA (Non-GAAP)	$804	25%	$811	28%
Net sales	$3,185		$2,899
Adjusted EBITDA margin (Non-GAAP)	25.2%		28.0%
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
Financing Relating to the Terminated Acquisition of Element Solutions
In connection with entering into the Merger Agreement, the Company entered into a commitment letter (the “Commitment Letter”), dated as of July 6, 2026, with Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC (together, the “Commitment Parties”), pursuant to which, among other things, the Commitment Parties agreed to provide a first lien senior secured 364-day bridge term loan credit facility in an aggregate principal amount of up to $4.685 billion. On August 27, 2026, as a result of the termination of the Merger Agreement, the commitments under the Commitment Letter were terminated in accordance with their terms.
Dividends
On July 17, 2026, the Company announced that the Board of Directors declared a quarterly dividend of $0.075 per share of common stock outstanding, payable on September 10, 2026, to shareowners of record as of August 27, 2026.
On November 3, 2026, the Company announced that the Board of Directors declared a quarterly dividend of $0.075 per share of common stock outstanding, payable on December 10, 2026, to shareowners of record as of November 25, 2026.
The Company currently expects to continue returning cash to shareowners through quarterly dividends, although payment of dividends remains subject to determination and declaration by the Board of Directors and there can be no assurance that the Company will continue to pay any dividends.
Share Repurchases
On August 27, 2026, Solstice announced that the Board of Directors of Solstice approved Solstice’s share repurchase program, authorizing Solstice to repurchase up to $500 million of its common stock.
Repurchases may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, Rule 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. The repurchase authorization may be amended, suspended, resumed or terminated by Solstice’s Board of Directors at any time without prior notice. Solstice expects to utilize cash on hand and cash generated by operations to fund repurchases under the share repurchase program.
During both the three and nine months ended September 30, 2026, the Company repurchased 1.7 million shares of its common stock for an aggregate purchase price of $100 million. The Company intends to substantially complete its current $500 million share repurchase authorization by the end of the first quarter of 2027.

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
As of September 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility, the interest rate on the Term Loan Facility was 5.57%, and there were $282 million of unused letters of credit issued under the Sidecar LC Facilities.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. In addition, the Credit Agreement also contains financial covenants for the benefit of the lenders under the Revolving Credit Facility requiring the maintenance of certain financial ratios (as set forth in the Credit Agreement). As of September 30, 2026, the Company was in compliance with all of the financial covenants required by the Credit Agreement.
See Note 8 – Debt of the Notes to the Consolidated Financial Statements for additional information regarding our debt obligations.

Cash Flows
Summarized cash flow information for the nine months ended September 30, 2026 and 2025 is as follows:

	For The Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Net cash provided by operating activities	$693	$289
Net cash used for investing activities	$(328)	$(228)
Net cash used for financing activities	$(183)	$(328)
Operating Activities
Net cash provided by operating activities was $693 million for the nine months ended September 30, 2026 compared to $289 million in the prior-year period. The increase was due to greater working capital inflow, primarily driven by inventory destocking and increased payables and accrued liabilities due to timing, as well as higher net income.

Investing Activities
Net cash used for investing activities was $328 million for the nine months ended September 30, 2026 compared to $228 million in the prior-year period. The increase was driven by higher capital expenditures, primarily from the expansion of manufacturing facilities within our ESM segment, and the impact in the prior year of proceeds from the sale of certain assets.
Financing Activities
Net cash used for financing activities was $183 million for the nine months ended September 30, 2026 compared to $328 million in the prior-year period. The decrease was driven by the absence of net transfers to Honeywell in the current period compared to the prior-year period, partially offset by share repurchases of $100 million, dividend payments to shareowners of $36 million, and payment of $34 million of fees associated with the bridge loan facility and backstop revolving credit facility, which was terminated in connection with the terminated merger.
Cash and Cash Requirements
Summary
As of September 30, 2026 and December 31, 2025, our cash and cash equivalents totaled $714 million and $534 million, respectively. We believe that we have sufficient liquidity based on our current cash position, expected operating cash flows and availability under our Credit Facilities to meet our expected payments related to our cash requirements for at least the next 12 months.
Cash and Cash Equivalents Held by Foreign Subsidiaries
Cash and cash equivalents held by Solstice Advanced Materials’ foreign subsidiaries were $434 million and $363 million as of September 30, 2026 and December 31, 2025, respectively.
Capital Expenditures
Our capital expenditures primarily consist of continuing investments to maintain the safety and reliability of our existing operations, additional investments in new and existing facilities to support both new product introductions and capacity expansion to grow our business. For the nine months ended September 30, 2026 and 2025, our capital expenditures paid were $325 million and $248 million, respectively. The increase was primarily driven by projects to support additional production capacity, as well as new products and solutions, for our electronic materials and safety and defense offerings. For the year ending December 31, 2026, we expect that our capital expenditures will be between $420 million and $440 million.
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
Supply Chain Financing
We maintain agreements with unaffiliated third-party financial institutions that offer voluntary supply chain financing (“SCF”) programs to our suppliers. The SCF programs enable suppliers, at their sole discretion, to sell their receivables to third-party financial institutions in order to receive payment on receivables earlier than the negotiated commercial terms between us and our suppliers. We had $127 million and $98 million outstanding obligations related to our SCF programs as of September 30, 2026 and December 31, 2025, respectively.

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
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and nine months ended September 30, 2026 to the items disclosed as critical accounting estimates in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K.

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
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Solstice’s management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026 to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance shareowner value, and any share repurchases could affect the trading price of our common stock.

On August 27, 2026, Solstice announced that its Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. Although the Board of Directors has authorized a share repurchase program, the share repurchase program does not obligate us to repurchase any specific additional dollar amount or to acquire any specific additional number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be amended, suspended or terminated by Solstice’s Board of Directors at any time, without prior notice. There can be no assurance that the Company will repurchase its common stock in the full amount authorized by the Board of Directors, which may result in a decrease in the price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 27, 2026, Solstice announced that the Board of Directors of Solstice approved Solstice’s share repurchase program, authorizing Solstice to repurchase up to $500 million of its common stock. Repurchases may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, Rule 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. The repurchase authorization may be amended, suspended, resumed or terminated by Solstice’s Board of Directors at any time without prior notice.

The following table summarizes repurchases of Solstice common stock for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (Dollars in millions)
June 28, 2026 - July 27, 2026	—	$—	—	$—
July 28, 2026 - August 22, 2026	—	$—	—	$—
August 23, 2026 - September 26, 2026	1,685,339	$59.32	1,685,339	$400
Total	1,685,339	$59.32	1,685,339
__________________
1.Excludes excise tax and broker commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
2.1+	Agreement and Plan of Merger, dated as of July 6, 2026, by and among Solstice Advanced Materials Inc., Element Solutions Inc, Solar Merger Sub One Inc. and Solar Merger Sub Two LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on July 9, 2026)
10.1+	First Amendment to Credit Agreement, dated as of July 24, 2026, among Solstice Advanced Materials Inc., the consenting lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2026)
10.2	Termination Agreement, dated as of August 27, 2026, by and among Solstice Advanced Materials Inc., Element Solutions Inc, Solar Merger Sub One Inc. and Solar Merger Sub Two LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2026)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements.

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

SOLSTICE ADVANCED MATERIALS INC.

Date: November 4, 2026	By:	/s/ John S. Barresi
John S. Barresi
Chief Accounting Officer
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)